Form 10-Q
period 2007-06-29
AUTHENTEC INC
filed 2007-08-08
CIK 1138830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 29, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-33552
AuthenTec, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-3521332

(STATE OR OTHER JURISDICTION OF INCOPROATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)
AuthenTec, Inc.
100 Rialto Road, Suite 400
Melbourne, FL 32901
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)
(321) 308-1300
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)
N/A
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐          No ☒.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☒
At August 6, 2007 there were 26,670,681 shares of common stock outstanding.

AUTHENTEC, INC

Part I — Financial Information
Item 1. Consolidated Financial Statements
AuthenTec, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except par value amounts)
(Unaudited)

	June 29,	December 29,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$5,808	$6,076
Short-term investments	2,317	—
Accounts receivable, net of allowances of $122 and $75, respectively	5,433	3,697
Prepaid expenses	1,688	220
Inventory	4,809	4,499

Total current assets	20,055	14,492
Property and equipment, net	2,360	1,435

Total assets	$22,415	$15,927

Liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$2,573	$2,255
Accrued inventory payable	1,956	668
Accrued compensation and benefits	1,021	1,169
Preferred stock warrants liability	9,075	—
Accrued litigation expenses	2,150	1,905
Other accrued liabilities	2,344	1,214
Deferred revenue	92	1,151

Total current liabilities	19,211	8,362
Preferred stock warrants liability	124	7,597
Long-term accrued litigation expenses	—	898
Senior secured convertible notes	7,500	—

Total liabilities	26,835	16,857

Commitments and contingencies

Series A voting mandatorily redeemable convertible preferred stock, $.01 par value, 13,510 authorized; 13,500 issued and outstanding	13,461	13,461

Series B voting mandatorily redeemable convertible preferred stock, $.01 par value, 9,325 authorized; 9,006 issued and outstanding	20,227	20,227

Series C voting mandatorily redeemable convertible preferred stock, $.01 par value, 38,109 authorized; 33,178 and 29,929 issued and outstanding at June 29, 2007 and December 29, 2006	22,342	13,986

Series D voting mandatorily redeemable convertible preferred stock, $.01 par value, 15,000 shares authorized; 15,000 issued and outstanding	14,935	14,935

Stockholders’ equity (deficit)
Junior convertible preferred stock, $.01 par value. 4,500 shares authorized; 4,500 issued and outstanding	45	45
Common stock, $.01 par value; authorized 100,000 shares; 991 and 744 issued and outstanding at June 29, 2007 and December 29, 2006	10	7
Additional paid-in capital	1,944	1,482
Accumulated deficit	(77,384)	(65,073)

Total stockholders’ equity (deficit)	$(75,385)	$(63,539)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)	$22,415	$15,927

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Revenue	$12,300	$8,142	$21,595	$15,528
Cost of revenue	6,778	5,028	11,793	9,197

Gross profit	5,522	3,114	9,802	6,331

Operating expenses
Research and development	3,016	2,746	5,790	5,025
Selling and marketing	2,077	1,767	4,061	3,451
General and administrative	1,226	509	2,694	830

Total operating expenses	6,319	5,022	12,545	9,306

Loss from operations	(797)	(1,908)	(2,743)	(2,975)

Other income (expense):
Warrant expense	(5,884)	(185)	(9,637)	(469)
Interest expense	(78)	—	(105)	—
Interest income	103	88	174	186

Total other income (expense), net	(5,859)	(97)	(9,568)	(283)

Loss before income tax expense	(6,656)	(2,005)	(12,311)	(3,258)

Income tax expense	—	—	—	—

Net loss	$(6,656)	$(2,005)	$(12,311)	$(3,258)

Net loss per common share, basic and diluted	$(7.37)	$(3.13)	$(14.69)	$(5.61)
Shares used in computing basic and diluted net loss per common share	903	641	838	581
Pro-forma net loss per common share, basic and diluted	$(0.32)	$(0.11)	$(0.62)	$(0.18)
Shares used in computing basic and diluted pro-forma net loss per common share	20,697	18,624	19,934	18,565
See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 29,	June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(12,311)	$(3,258)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	368	225
Provision for (reversal of) bad debt expense	47	(45)
Increase in inventory provision	234	152
Stock-based compensation expense	376	10
Warrant expense	9,637	469
Interest earned on short-term investments	(45)	—
Decrease (increase) in current assets:
Accounts receivable	(1,782)	693
Inventory	(544)	(1,946)
Prepaid expenses	(139)	(172)
Increase (decrease) in liabilities:
Accounts payable	1,534	1,086
Accrued litigation expenses	(653)	—
Accrued compensation and benefits and other accrued liabilities	475	1,418
Deferred revenue	(1,059)	346

Net cash used in operating activities	(3,862)	(1,022)

Cash flows from investing activities
Purchase of property and equipment	(1,293)	(370)
Redemption (purchase) of short-term investments	(2,271)	2,813

Net cash provided by (used in) investing activities	(3,564)	2,443

Cash flows from financing activities
Proceeds from exercise of stock options	87	173
Proceeds from exercise of preferred stock warrants	320	—
Proceeds from the issuance of senior secured convertible notes	7,500	—
Deferred offering costs	(749)	—

Net cash provided by financing activities	7,158	173

Net increase (decrease) in cash and cash equivalents	(268)	1,594
Cash and cash equivalents, beginning of period	6,076	690

Cash and cash equivalents, end of period	$5,808	$2,284

Supplemental disclosure of cash flow information
Cashless exercise of 3,192 preferred stock warrants	$1,600	—
Non-cash accrued deferred offering costs	$580	—
See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Presentation
     AuthenTec, Inc (“our”, “we”, etc.) is a leading mixed-signal semiconductor company providing fingerprint authentication sensors and solutions to the high-volume PC, wireless device and access control markets. Our products are based on our patented TruePrint technology which uses radio-frequency signals to detect fingerprint patterns from the live, conductive layer of skin that lies just beneath the skin’s dry outer surface layer. We primarily sell our products to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs or contract manufacturers. We operate a fabless manufacturing model, whereby manufacturing requirements are outsourced to third parties.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements include the accounts of AuthenTec, Inc and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. In our opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three months and six months ended June 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 28, 2007 or for any other period.
     These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended and three months ended December 29, 2006 and March 30, 2007, respectively, included in our Registration Statement on Form S-1, as amended, relating to our initial public offering of shares of our common stock (the “IPO”). The December 29, 2006 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     During the three months ended June 29, 2007, we changed our contract terms with a few major distributors. The new terms do not allow for a right of return or price protection, which terms under our old agreements had previously caused sales to these distributors to be deferred until resold to end customers. We therefore now recognize revenue to these distributors upon shipment. At the time of the contract changes, this created an increase to revenue and decrease in deferred revenue of approximately $566,000 since such term changes were retroactive to prior shipments also.
     We utilize a 52/53 week fiscal year. Our current 52 week fiscal year will end on December 28, 2007. References to past or future quarterly or annual periods in our financial statements are to those respective fiscal periods which vary from exact calendar quarters or years. Our next 53 week fiscal year will be 2008, which will end on January 2, 2009.
2. Net Loss Per Share
     We calculate net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Under SFAS No. 128, basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share reflects the effects of potentially dilutive securities, which consist of convertible preferred stock, senior convertible notes, common stock options and warrants.

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Historical net loss per share:
Net Loss	$(6,656)	$(2,005)	$(12,311)	$(3,258)
Weighted average common shares outstanding	903	641	838	581

Pro forma adjustments:
Preferred stock warrant expense	$5,884	$185	$9,637	$469
Interest expense on convertible note	75	—	99	—

Numerator for pro forma basic and diluted net loss per share	$(697)	$(1,820)	$(2,575)	$(2,789)

Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock and convertible notes	19,794	17,983	19,096	17,984

Denominator for pro forma basic and diluted net loss per share	20,697	18,624	19,934	18,565

Basic and diluted net loss per share	$(7.37)	$(3.13)	$(14.69)	$(5.61)
Pro forma basic and diluted net loss per share	$(0.03)	$(0.10)	$(0.13)	$(0.15)
     Pro forma basic and diluted net loss per common share have been computed to give effect to the conversion of our convertible preferred stock and senior secured convertible notes (using the if-converted method) into common stock as though the conversion of our convertible preferred stock had occurred as of the beginning of 2006 and conversion of our senior secured convertible notes had occurred on February 28, 2007, the date of their issuance.
     Basic and diluted net loss per common share were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have had an anti-dilutive effect:

	As of
	June 29,	June 30,
	2007	2006
	(in thousands)
Mandatorily redeemable convertible preferred stock	18,796	17,984
Convertible note	1,250	—
Options to purchase common stock	3,585	3,080
Warrants to purchase mandatorily redeemable convertible preferred stock	1,170	2,127

	24,801	23,191

3. Inventory

	As of
	June 29,	December 29,
	2007	2006
	(In thousands)
Work-in-process	$4,165	$3,922
Finished goods	1,398	1,097
Valuation allowance	(754)	(520)

	$4,809	$4,499

4. Property and Equipment

		As of
	Useful Life	June 29,	December 29,
	(Years)	2007	2006
		(In thousands)
Production and lab equipment	5 - 7	$2,773	$2,078
Computer equipment	3 - 5	917	844
Office furniture and fixtures	3	527	333
Computer software	3 - 5	570	282
Leasehold improvements	3	163	131

		4,950	3,668
Less: Accumulated depreciation		(2,590)	(2,233)

		$2,360	$1,435

5. Product Warranty
     We offer a one-year product replacement warranty. We accrue for estimated returns of defective products based on historical activity for the prior twelve months at the time revenue is recognized as well as any specific known product issues. The determination of these accruals requires us to make estimates of the frequency and extent of warranty activity and estimated future costs to replace the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of revenue may be required in future periods. The following table presents a reconciliation of our product warranty liability, which is included in other accrued liabilities in the consolidated balance sheets:

Six Months Ended
June 29,
2007
(In thousands)
Balance — beginning of period	$181
Reversals of accruals in the period	(47)
Costs incurred	(5)

Balance — end of period	$129

6. Commitments
Legal Proceedings
     Our industry is marked by a significant number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights.
     On March 22, 2006, Atmel Corporation filed a complaint in the United States District Court, Northern District of California, alleging that our fingerprint sensors infringe an Atmel patent. The complaint was amended on November 1, 2006 to add certain Atmel affiliates as plaintiffs, as well as an allegation we are infringing a second patent. The second patent is the basis for allegations that our fingerprint image software infringes Atmel’s patent. Atmel is seeking a preliminary and permanent injunction as well as treble damages, though the plaintiffs’ claimed damages have not been quantified. We have filed a counterclaim challenging the validity of the patents and seeking a judgment of non-infringement. The case is in the discovery phase with patent claim construction hearings likely to be held at the end of 2007 or beginning of 2008. We believe that we have meritorious defenses to all of Atmel’s claims and we intend to defend our interest vigorously. Should Atmel obtain an adverse judgment for treble damages or obtain an injunction as sought in the California complaint, such judgment may have a material adverse impact on our financial condition. At December 29, 2006, we accrued the future estimated costs associated with defending this lawsuit in the amount of approximately $2,781,000.
     In August 2006, we filed suit against Hestia Technologies, Inc. and one of its officers based on a number of grounds including breach of contract. We sought compensatory and punitive damages for Hestia’s actions and requested that the court declare that our products do not violate any intellectual property rights of Hestia. Hestia filed counterclaims against us. The parties entered into a complete settlement and release agreement in June 2007. The amount of the settlement was not material.

     In addition to these legal proceedings, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.
7. Warrants
     As of June 29, 2007 the following warrants to purchase shares of our convertible preferred stock were outstanding and exercisable:

	Number
Series of	of Shares			Estimated
Convertible	Subject to		Exercise	Fair Value as of
Preferred Stock	Warrants	Issue Date	Price	June 29, 2007	Expiration Date
		(In thousands, except per share data)
A	10	July 8, 1999	$1.00	$16	July 8, 2009
B	222	March 21, 2001	2.25	75	September 25, 2010
B	97	December 13, 2001	2.25	33	September 25, 2010
C	2,624	February 24, 2003	0.50	5,475	December 31, 2007
C	1,725	April 4, 2003	0.50	3,600	December 31, 2007

	4,678			$9,199

     As of June 29, 2007, the fair value ascribed to the warrants, using the closing price of our common stock on the NASDAQ Global Market on this date, was approximately $9,199,000. The portion relating to the Series C Preferred Stock of approximately $9,075,000 was recorded as a current liability given their December 31, 2007 expiration dates.
     During the three months ended June 29, 2007, warrants to purchase 3,831,000 shares of Series C Preferred Stock were exercised. The fair market value at the time of exercise of approximately $8,038,000 was reclassified from preferred stock warrant liability to series C voting mandatorily redeemable convertible preferred stock on our Consolidated Balance Sheets.
8. Stock Options
     In 1998, we adopted a stock option plan, which we later amended and restated into our 2004 Stock Incentive Plan, which authorized our Board of Directors to grant incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights, stock and phantom stock awards, performance awards and other stock-based awards to employees, directors, officers, and consultants. As of June 29, 2007, the total number of shares authorized under our 2004 Stock Incentive Plan by the Board of Directors was approximately 4,720,048 and total shares available to grant was approximately 169,000.
     In June 2007, our “2007 Stock Incentive Plan” was approved by our Board of Directors and stockholders. The number of shares of common stock which was authorized and available to grant is approximately 3,524,000. This plan allows for the grant incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights, stock and phantom stock awards, performance awards and other stock-based awards to employees, officers, directors, and other individuals providing a bona fide services to us or any of our affiliates.
     NQSOs may be granted to employees, officers, directors and consultants. ISOs may be granted only to employees. Under our 2004 Stock Incentive Plan and our 2007 Stock Incentive Plan (“the Plans”), ISOs are granted at a price that is not to be less than 100% of the fair market value, as determined by our Board of Directors, on the grant date. If ISOs and NQSOs are granted to an employee who owns more than 10% of the total combined voting power of all classes of stock, the exercise price per share will be not less than 110% of the fair market value on the date of grant.
     Options under the Plans may be granted for periods of up to ten years. Any option granted shall be exercisable at such times and under such conditions as determined by our Board and as permissible under the terms of the Plan. Options generally vest at the rate of 25% on the one year anniversary of the vesting commencement date and ratably over the next 36 months.

     A summary of the stock option activity for the six months ended June 29, 2007 is presented below:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 29, 2006	3,153	$0.79
Granted	726	5.22
Forfeited	(47)	1.34
Excercised	(247)	0.35

Outstanding as of June 29, 2007	3,585	$1.71
     The total intrinsic value of options exercised during the six months ended June 29, 2007 was approximately $2,306,000.
     The total unrecognized stock-based compensation for options granted accounted for under SFAS No. 123(R) was approximately $3,545,000 as of June 29, 2007. These options had a remaining weighted-average period over which they are expected to be recognized of 3.6 years as of June 29, 2007.
9. Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective December 30, 2006.
     In conjunction with the adoption of FIN 48, we analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified our federal tax return and its state tax return in Florida as “major” tax jurisdictions, as defined. The periods subject to examination for our federal and Florida returns are the 2003 through 2006 tax years. We are not currently under audit by the Internal Revenue Service or the Florida Department of Revenue. As a result of the implementation of FIN 48, we recognized an approximate $1,424,000 decrease in assets for unrecognized tax benefits associated with state net operating losses. The adoption of FIN 48 would have resulted in a decrease in retained earnings of approximately $1,424,000, except that the decrease was fully offset by the corresponding decrease in our valuation allowance.
     We recognized interest and penalties related to uncertain tax positions in income tax expense which were zero for the six months ended June 29, 2007.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective beginning the first quarter in 2008. We are evaluating the impact this statement will have on our financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The adoption of this provision did not have any material impact on our results of operations or financial position.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement does not effect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. We are required to adopt SFAS No. 159 effective the beginning of our 2008 fiscal year, December 29, 2007. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.
10. Segment Information
     We currently operate in one reportable segment, the designing, marketing and selling of fingerprint sensors to the biometric and security markets. Our chief operating decision maker is the Chief Executive Officer.
11. Senior Secured Convertible Notes
     On February 28, 2007, we issued $7.5 million of senior secured convertible notes (the “Notes”), due December 31, 2010 secured by substantially all of our assets. The Notes were purchased by several of our existing preferred stockholders. Interest on the Notes accrue interest at four percent per annum payable semi-annually in shares of our common stock until December 31, 2008, and thereafter, all payments of interest will be paid in cash. The Notes and any accrued interest are convertible into shares of common stock at the rate of $6.00 per share, upon the closing of an IPO.
12. Reverse Stock Split
     We completed a one for four reverse stock split affecting all outstanding shares of common stock on June 26, 2007. All share and per-share data have been adjusted to reflect the reverse stock split.
13. Subsequent Events
Initial Public Offering
     On July 2, 2007, we completed our IPO in which we sold 5,625,000 shares of our common stock at a price to the public of $11.00 per share. The net proceeds of the IPO were approximately $57.5 million after deducting underwriting discounts and before deducting total estimated expenses in connection with the offering of $1.7 million. Upon the closing of the IPO, all of our outstanding shares of redeemable convertible preferred stock and our senior secured convertible notes and associated accrued interest converted into a total of 20,054,782 shares of common stock. All outstanding warrants to acquire shares of our preferred stock automatically became exercisable for shares of common stock, on the basis of 0.25 shares of common stock for each one share of preferred stock. As of July 2, 2007, a preferred stock warrant liability of approximately $9.2 million was transferred to additional-paid-in-capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to our consolidated financial statements, including the notes thereto. Except for the historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report contains statements relating to our expected future results and business trends that are based upon our current estimate, expectations, and projections about our industry, and upon management’s beliefs, and certain assumptions we have made that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future events or circumstances. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statements” as a result of various factors. These factors include, but are not limited to: industry and global economic and market conditions, such as the cyclical nature of the semiconductor industry and the markets addressed by our customers’ products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; new product performance and quality; manufacturing difficulties, such as the availability and extent of utilization of manufacturing capacity; procurement shortages; the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations; the need for additional capital; pricing pressures and other competitive factors, such as competitor’s new products; competitors with significantly greater financial, technical, manufacturing and marketing resources; changes in product mix, fluctuations in manufacturing yields, product obsolescence; the ability to obtain protection of our intellectual property; legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims; customer service; the extent that customers use our products in their business, such as the timing of subsequent entry of our customer’s products containing our components into production, the size and timing of orders from customers, and customer cancellations or shipment delays; changes in import export regulations; legislative, tax, accounting, or regulatory changes or changes in their interpretation; transportation, communication, demand, information technology, or supply disruptions based on factors outside our control such as natural disasters, wars, and terrorist activities; and exchange rate fluctuations. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.
Overview
     We are a leading mixed-signal semiconductor company providing fingerprint authentication sensors and solutions to the high-volume PC, wireless device and access control markets. We believe our products, which are based on our patented TruePrint-based technology, are the most accurate, reliable, cost-effective, easy to use and versatile products commercially available today. Since our inception, we have shipped approximately 18.7 million sensors which have been integrated into over 150 different models of laptops, desktops and PC peripherals as well as over 6 million mobile phones. During the six months ended June 29, 2007, we shipped 5 million sensor units and generated revenue of $21.6 million, an increase of 39.1%, over the six months ended June 30, 2006.
     We primarily sell our products to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, or contract manufacturers. Our customers’ products are complex and require significant time to define, design and ramp to volume production. Our sales cycle begins with our marketing and sales staff and application engineers engaging with our customers’ system designers and management, which is typically a multi-month, or even multi-year, process. If we are successful, a customer will decide to incorporate our solution in its product, which we refer to as a design-win. Because the sales cycles for our products are long, we incur expenses to develop and sell our products, regardless of whether we achieve the design-win and well in advance of generating revenue, if any, from those expenditures. We do not have long-term purchase commitments from any of our customers, as sales of our products are generally made under individual purchase orders. However, once one of our products is incorporated into a customer’s design, it is likely to remain designed in for the life cycle of its product. We have experienced revenue growth due to an increase in the number of our products offered, an expansion of our customer base, an increase in the number of design-wins within any one customer and an increase in the average revenue per design-win.

     We do not own or operate our own production semiconductor fabrication, wafer bumping, assembly or test facilities. We depend on independent vendors to manufacture, assemble and test our fingerprint sensor products. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility and take advantage of the scale of operations these third parties provide.
     Since inception, we have invested heavily in research and development and have not yet achieved profitability. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to attain profitability will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to expand our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our operating expenses will continue to grow in absolute dollars, assuming our revenue continue to grow. As a percentage of revenue, we expect these expenses to decrease, although we have no assurance that they will.
     The following are material trends that are creating opportunities and risks to our business, and a discussion of how we are responding.
•	Our customers are increasingly integrating fingerprint sensors in products sold into price-sensitive high volume end markets, which requires cost-effective solutions. We are responding by continuing to focus our design efforts to create fingerprint sensors that are smaller, easier to manufacture, and at a resulting lower cost. As average selling prices decline, lowering the costs of our fingerprint sensors is critical in maintaining or improving our gross margins.

•	Outside of Japan, wireless network carriers are still evaluating the value proposition of integrating fingerprint sensors into devices sold for use on their networks. We expect eventual widespread integration of fingerprint sensors into wireless devices, however, the timing of adoption by wireless network carriers will have a significant impact on our future revenues. In response, we are working with wireless device manufacturers to support their efforts to accelerate the adoption of fingerprint verification technology in wireless communications.

•	In both the PC and wireless device markets, our customers are increasingly looking to suppliers such as us to integrate additional functionality into our components or sub-systems. This benefits the customer by reducing manufacturing assembly steps and the amount of space required for components, of particular importance in the case of cell phones. We have been investing engineering resources in developing additional functionality on our sensors. For example, our TrueNav navigation feature allows wireless device manufacturers to eliminate the mechanical navigation button on their cell phones. Our future revenues and gross margins will be impacted by the extent that we are successful in integrating additional functionality into our sensors.

•	As a newly public company, we experienced and will continue to experience increases in certain general and administrative expenses to comply with the laws and regulations applicable to public companies. These laws and regulations include the provisions of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission and the NASDAQ Stock Market. To comply with the corporate governance and operating requirements of being a public company, we incurred and will continue to incur increases in such items as personnel costs, professional services fees, fees for independent directors and the cost of directors and officers liability insurance. In the first half of 2007, general and administrative expenses increased substantially as we added resources and incurred outside audit, valuation and legal fees in preparation to become a public company.
Description of Our Revenue, Cost of Revenue and Expenses
     Revenue. Our revenue is generated primarily from shipments of our fingerprint authentication sensors and solutions. The price of our products is based upon market and competitive conditions. Therefore, the main factors that impact our revenue are unit volumes and average selling prices.
     Cost of revenue and gross margin. We outsource all manufacturing activities associated with our products, which includes wafer fabrication, wafer bumping, assembly and test functions. A significant portion of our cost of revenue consists of the costs to manufacture our products. Cost of revenue also includes items such as equipment depreciation, royalty expense, production planning personnel and related expenses, warranty costs, inventory valuation write-downs and stock-based compensation under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). The primary factors that impact our cost of revenue are the mix of products sold, wafer and other raw material costs, outsourced manufacturing costs and product yields. We expect cost of revenue to increase in absolute dollars in the future from an expected increase in revenue. Cost of revenue as a percentage of total revenue may increase over time if decreases in average selling prices are not offset by corresponding decreases in our product costs.
     We use third-party foundries, bumping, assembly and test subcontractors, who are primarily located in Asia, to manufacture our semiconductor products. We purchase processed wafers from our fabrication suppliers, which are currently Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, and Chartered. We also outsource the bumping, assembly, test and other processing of our products to third-party subcontractors, primarily Chipbond Technology Corp., or Chipbond, and Signetics Corporation, or Signetics. We do not have long-term agreements with any of our third-party subcontractors. A significant disruption in the operations of one or more of these subcontractors would impact the production of our products and could have a material adverse impact on our business, financial condition and results of operation.
     Our gross margin has been and will continue to be affected by a variety of factors, including average selling prices of our products, product mix, timing of cost reductions for outsourced manufacturing services, inventory write downs and the timing and changes in production test yields. In addition, we tend to experience lower yields on the initial production release of a new product.
     Research and development expenses. Research and development expenses primarily include personnel, the cost of fabrication masks, engineering development software, depreciation associated with capital equipment, third- party development support, allocated facilities expense and stock-based compensation under SFAS 123(R). All research and development costs are expensed as incurred.
     We expect that research and development expenses will continue to increase in absolute dollars in the future as we increase our investment in developing new products, although we expect these expenses to decrease as a percentage of revenue. Additionally, as a percentage of revenue, these costs fluctuate from one period to another.
     Selling and marketing expenses. Selling and marketing expenses consist primarily of salaries and commissions for our sales and marketing personnel, independent sales representative commissions, travel, marketing communications, press releases, advertising, costs for tradeshows, marketing programs, allocated facilities expense, consultants and market studies, and stock-based compensation under SFAS 123(R). We expect selling and marketing expenses to continue to increase in absolute dollars, but such expenses may decline as a percentage of revenue.
     General and administrative expenses. General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit, tax compliance fees, allocated facilities expense, and stock-based compensation under SFAS 123(R). We expect general and administrative expenses to increase over the next several years, on an absolute dollar basis to support our anticipated growth and cover additional costs associated with being a public company, such as regulatory reporting requirements, compliance with the Sarbanes-Oxley Act of 2002, higher insurance premiums and investor relations, but such expenses may fluctuate as a percentage of revenue.
     Other income (expense) net. Other income (expense) net includes interest income earned on our short term investments of cash and cash equivalents, and interest expense incurred on our borrowings. It also includes adjustments we made to record our preferred stock warrants at fair value in accordance with FSP FAS 150-5 — Issuer’s Accounting under Statement 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable . We adopted FSP 150-5 and accounted for the change in accounting principle on July 1, 2005. Upon the July 2, 2007 closing of our initial public offering, these warrants converted into warrants to purchase shares of our common stock and, as a result, are not expected to result in future charges following the offering.
     Provision for income taxes. As of December 29, 2006, we had federal net operating loss carry forwards of approximately $50.3 million. These federal net operating loss carry forwards will expire commencing in 2018. Utilization of these net operating loss carry forwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended (the “Code”), that are applicable if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future.

Results of Operations
     The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.1	61.8	54.6	59.2

Gross margin	44.9	38.2	45.4	40.8

Operating expenses
Research and development	24.5	33.7	26.8	32.4
Selling and marketing	16.9	21.7	18.8	22.2
General and administrative	10.0	6.2	12.5	5.4

Total operating expenses	51.4	61.6	58.1	60.0

Loss from operations	(6.5)	(23.4)	(12.7)	(19.2)

Total other income (expense), net	(47.6)	(1.2)	(44.3)	(1.8)

Net loss	(54.1)%	(24.6)%	(57.0)%	(21.0)%

Comparison of the Three and Six Months Ended June 29, 2007 and June 30, 2006
     Revenue. Our revenue was $12.3 million for the three months ended June 29, 2007 as compared to $8.1 million for the three months ended June 30, 2006, an increase of $4.2 million, or 51.9%. Our revenue was $21.6 million for the six months ended June 29, 2007 as compared to $15.5 million for the six months ended June 30, 2006, an increase of $6.1 million, or 39.1%. Our higher revenues, in both timeframes, were primarily due to increased shipments to customers in the PC market. The growth reflected new design-wins reaching commercial production, as well as platform expansions at existing customers, driven by increased demand by consumers and businesses for fingerprint sensors on their PCs.
     Cost of revenue and gross margin. Our cost of revenue was $6.8 million for the three months ended June 29, 2007 as compared to $5.0 million for the three months ended June 30, 2006, resulting in a gross profit of $5.5 million for the three months ended June 29, 2007 as compared to $3.1 million for the three months ended June 30, 2006, an increase of $2.4 million, or 77.4%. Our gross margin was 44.9% in the three months ended June 29, 2007 as compared to 38.2% in the three months ended June 30, 2006. The increase in gross margin in the second quarter of 2007 was primarily due to more favorable product mix and improved manufacturing yields.
     Our cost of revenue was $11.8 million for the six months ended June 29, 2007 as compared to $9.2 million for the six months ended June 30, 2006, resulting in a gross profit of $9.8 million for the six months ended June 29, 2007 and $6.3 million for the six months ended June 30, 2006, an increase of $3.5 million, or 55.6%. Our gross margin was 45.4% in the six months ended June 29, 2007 as compared to 40.8% in the six months ended June 30, 2006. The increase in gross margin over the first half of 2007 was driven by more favorable product mix and improved manufacturing yields.
     Research and development expenses. Research and development expenses were $3.0 million for the three months ended June 29, 2007 as compared to $2.7 million for the three months ended June 30, 2006, an increase of $0.3 million, or 11.1%. Research and development expenses were 24.5% and 33.7% of revenue for the three months ended June 29, 2007 and June 30, 2006, respectively. The increase in the second quarter of 2007 was due to $0.3 million in higher compensation costs, including option expensing, and hiring and relocation expenses, resulting from the growth in the number of research and development personnel related to expanded research and development initiatives.
     Research and development expenses were $5.8 million for the six months ended June 29, 2007 and $5.0 million for the six months ended June 30, 2006, an increase of $0.8 million, or 16.0%. The increase in the first half of 2007 was primarily due to $0.5 million in higher compensation cost, including option expensing, resulting from the growth in the number of research and development personnel related to expanded research and development initiatives, $0.1 million increase in packaging development services, $0.1 million in direct materials for silicon development, and $0.1 million increase in travel expenses.

     Selling and marketing expenses. Selling and marketing expenses were $2.1 million for the three months ended June 29, 2007 as compared to $1.8 million for the three months ended June 30, 2006, an increase of $0.3 million, or 16.7%. Selling and marketing expenses were 16.9% and 21.7% of revenue for the three months ended June 29, 2007 and June 30, 2006, respectively. The increase in selling and marketing expenses in the second quarter of 2007 resulted from $0.2 million in higher compensation, including option expensing, and hiring and relocation expenses related to hiring of additional personnel and $0.1 million of outside service fees related to increased public relations efforts.
     Selling and marketing expenses were $4.1 million for six months ended June 29, 2007 and $3.5 million for six months ended June 30, 2006, an increase of $0.6 million, or 17.1%. The increase in selling and marketing expenses in the first half of 2007 was primarily attributed to $0.3 million in higher compensation, including option expensing, and hiring and relocation expenses associated with the hiring of additional personnel, $0.2 million in outside services for outsourced public relations support, and $0.1 million in additional travel expenses.
     General and administrative expenses. General and administrative expenses were $1.2 million for the three months ended June 29, 2007 as compared to $0.5 million for the three months ended June 30, 2006, an increase of $0.7 million, or 140.0%. General and administrative expenses were 10.0% and 6.2% of revenue for the three months ended June 29, 2007 and June 30, 2006, respectively. The increase in the three months ended June 29, 2007 included $0.2 million in higher compensation related to hiring of additional accounting, human resource and legal personnel to support our growth. Additionally, outside service and consulting fees increased $0.4 million primarily related to audit, valuation and litigation related legal services and $0.1 million in travel expenses.
     General and administrative expenses were $2.7 million for the six months ended June 29, 2007 as compared to $0.8 million for the six months ended June 30, 2006, an increase of $1.9 million, or 237.5%. The increase in general and administrative expenses in the first half 2007 was driven by $0.6 million of increased compensation expense, including option expense, related to additional accounting, human resource, and legal personnel and hiring and relocation expenses for the same to support our growth, $0.6 million increase in outside services and consulting related to supporting financial statement audits and reviews, valuation analyses, and tax provisioning support, $0.4 million in legal expenses and corporate governance support, $0.1 million in increased travel expense and $0.1 million in increased facility costs.
     Other income (expense), net. Other income (expense), net increased $5.8 million to a net expense of $5.9 million for the three months ended June 29, 2007 from a net expense of $0.1 million for the three months ended June 30, 2006, primarily due to a $5.7 million increase in warrant revaluation expense recognized in accordance with FSP 150-5.
     Other income (expense), net increased $9.3 million to a net expense of $9.6 million for the six months ended June 29, 2007 from a net expense of $0.3 million for six months ended June 30, 2006. The increase in net expense in the first half of 2007 was primarily due to $9.6 million in warrant revaluation expense.
Liquidity and Capital Resources
     As a result of the completion of our initial public offering in July 2007, we raised approximately $57.5 million of proceeds, net of the underwriters’ discount, which is not reflected in the table below.
     Since our inception, we have financed our growth primarily with funds generated from operations, the issuance and sale of our preferred stock and secured convertible debt. Our cash and cash equivalents and short term investments were $8.1 million as of June 29, 2007 an increase of $2.0 million from December 29, 2006. The increase in our cash and cash equivalents and short term investments as of June 29, 2007 was due to issuance of $7.5 million of senior secured convertible notes on February 28, 2007, which was primarily offset by increase in accounts receivable, purchases of property and equipment, expenses associated with our initial public offering and operating losses incurred over the last six months.

	Six Months Ended
	June 29,	June 30,
	2007	2006
	(In thousands)
Consolidated statements of cash flows data:
Purchase of property and equipment	1,293	370
Depreciation	368	225
Cash flows from operating activities	(3,862)	(1,022)
Cash flows from investing activities	(3,564)	2,443
Cash flows from financing activities	7,158	173
     Operating activities. Net cash used in operating activities was $3.9 million in the six months ended June 29, 2007, primarily due to net losses and increases in accounts receivable.
     Net cash used in operating activities was $1.0 million in the six months ended June 30, 2006, primarily due to net losses and increased inventory, but offset by increases in accrued liabilities and accounts payable.
     Investing activities. Net cash used in investing activities was $3.6 million in the six months ended June 29, 2007, due to purchase of equipment of $1.3 million, primarily for equipment used by our third-party manufacturing subcontractors, and purchase of short term investments of $2.3 million in order to earn a higher rate of return on our available cash.
     Net cash provided by investing activities was $2.4 million in the six months ended June 30, 2006, primarily due to redemption of short-term investments to finance cash used in operations and to transfer the cash into more liquid instruments in anticipation of cash requirements in second half of 2006.
     Financing Activities. Net cash provided by our financing activities was $7.2 million in the six months ended June 29, 2007, due primarily to the issuance of our $7.5 million of senior secured convertible notes, due December 31, 2010. These convertible notes were purchased by existing preferred stockholders or their affiliates. Interest on the notes is 4.0% per annum, payable semi-annually with all payments of interest until December 31, 2008 being paid in shares of our common stock and thereafter, in cash. The notes and accrued interest were converted into shares of our common stock at the rate of $6.00 per share upon the July 2, 2007 closing of our initial public offering.
     Net cash provided by our financing activities was $0.2 million in the six months ended June 30, 2006, due to the exercise of stock options during the period.
     We believe our $8.1 million of cash and cash equivalents and short term investments at June 29, 2007, the net proceeds from our initial public offering of $57.5 million and expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months.
     Our long-term future capital requirements will depend on many factors, including our level of revenue, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing. These additional funds may not be available on terms acceptable to us or at all.
Contractual Obligations
     During the three months ended June 29, 2007 there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 29, 2006, as described in our prospectus filed pursuant to Rule 424(b)(1) on June 27, 2007.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.

Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amount of revenue and expenses during the periods represented. Although we believe that our judgments and estimates are reasonable under the circumstances, actual results may differ from those estimates.
     We believe the following are our most critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgment and estimates about matters that are uncertain:
•	revenue recognition;

•	product warranty;

•	inventory valuation;

•	litigation related expenses;

•	accounting for income taxes;

•	estimation of fair value of warrants to purchase convertible preferred stock; and

•	stock-based compensation.
     If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our future financial condition or results of operations.
     Revenue recognition. We recognize revenue from product sales to customers when products are shipped, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Our sales to certain distributors are made under arrangements allowing for limited returns or credits under certain circumstances, and we defer recognition of revenue on sales to these distributors until the products are resold by the distributor to the end customer. We assess the ability to collect from our customers based on a number of factors, including credit worthiness and any past transaction history of the customer. If the customer is not deemed credit worthy, we may defer all revenue from the arrangement until payment is received and other revenue recognition criteria have been met.
     During the three months ended June 29, 2007, we changed our contract terms with a few major distributors. The new terms do not allow for a right of return or price protection, which terms under our old agreements had previously caused sales to these distributors to be deferred until resold to end customers. We therefore now recognize revenue to these distributors upon shipment. At the time of the contract changes, this created an increase to revenue and decrease in deferred revenue of approximately $566,000 since such term changes were retroactive to prior shipments also.
     Product warranty. We offer a one-year product replacement warranty. In general, our standard policy is to either credit or replace the defective units. We accrue for estimated returns of defective product based on historical activity for the prior twelve months at the time revenue is recognized as well as for specific known product issues. The determination of these accruals requires us to make estimates of the frequency and extent of warranty activity and estimated future costs to replace the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of revenue may be required in future periods.
     Inventory valuation. Inventory, consisting principally of outsourced semiconductor products, is valued at the lower of cost or market. We utilize a standard costing application which approximates the first-in, first-out method. We evaluate inventory for excess and obsolescence and write down units that are unlikely to be sold based upon a twelve month demand forecast. This evaluation takes into account various matters including expected demand, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down or off is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit.
     Litigation related expenses. We accrue all litigation related legal expenses if these costs are probable and estimable, regardless of whether a liability can be estimated for the loss contingency, itself. If actual and forecasted legal expenses differ from these estimates, adjustments to this account may be required in future periods.
     Accounting for income taxes. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, or SFAS 109. In applying SFAS 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. As of June 29, 2007, our total deferred tax assets were principally comprised of net operating loss carry forwards.

     Estimation of fair value of warrants to purchase convertible preferred stock. On June 29, 2005, the FASB issued FSP 150-5. FSP 150-5 affirms that warrants to purchase shares of our mandatorily redeemable convertible preferred stock are subject to the requirements in FSP 150-5 and requires us to classify these warrants as liabilities and revalue them to fair value at the end of each reporting period. We adopted FSP 150-5 in July 2005 and recorded a charge in the amount of $4.5 million for the cumulative effect of the change in accounting principle, to reflect the estimated fair value of the warrants as of that date. We recorded charges of $0.9 million, $2.2 million, $3.8 million, and $5.9 million in other income (expense) net, for 2005, 2006, the three months ended March 30, 2007 and June 29, 2007, respectively, to reflect increases in the estimated fair value of the warrants.
     These warrants will be subject to revaluation at each balance sheet date and any change in fair value will be recognized as a component of other income (expense), net. We will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants or the completion of a liquidation event, including the consummation of an initial public offering, at which time the warrant liability will be reclassified to additional paid-in capital. Upon the July 2, 2007 close of our initial public offering, these warrants became exercisable for common stock and was transferred to additional-paid-in-capital.
     Stock-based compensation. Effective January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values recognized over the requisite service period. We used the prospective transition method, under which, SFAS 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006.
     We estimate the fair value of options granted from and after January 1, 2006 using the Black-Scholes option-pricing valuation model. This valuation model requires us to make assumptions and judgments about the variables used in the calculations. These variables and assumptions include the fair value of our common stock, the weighted average period of time that the options granted are expected to be outstanding, the estimated volatility of comparable companies, the risk free interest rate and the estimated rate of forfeitures of unvested stock options. If actual forfeitures differ from our estimates, we will record the difference as an adjustment in the period we revise our estimates. From January 1, 2006 to January 8, 2007, the fair value of our common stock was determined using enterprise values based on a discounted cash flow approach. The enterprise valuation was allocated between our various securities using the option-pricing method. For options granted on February 21, 2007, the fair value of our common stock was determined using a weighted average of discounted cash flow, comparable transactions, and market comparables. For options granted after March 30, 2007, the fair value of our common stock was determined based on the pricing of our initial public offering. We used the simplified calculation of expected life described in the Securities and Exchange Commission Staff Accounting Bulletin 107 and we estimated our stock’s volatility based on an average of historical volatilities of the common stock of several entities with characteristics similar to us. The risk-free rate is based on U.S. Treasury securities. We estimated expected forfeitures based on our historical experience.
Recent Accounting Pronouncements
     See Note 9 of the Notes to Consolidated Financial Statements for recent accounting pronouncements including a discussion of the impact of adopting “FIN 48, Uncertain Tax Positions” on December 30, 2006.
Item 3. Quantitative and Qualitative Disclosure About Market Risks
     Foreign currency risk. All of our revenue is presently denominated in U.S. dollars. We therefore have no foreign currency risk associated with sales of our products at this time. However, we do have risk of our products being more expensive outside the United States if the value of the U.S. dollar increases as compared to the local currency of our customer. This could result in pricing pressure, lower revenue and lower gross margins. Our international sales and research and development operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations; however, we do not presently consider this currency risk to be material as the related costs do not presently constitute a significant portion of our total spending.
     Interest rate risk. We had cash and cash equivalents and short term investments of $8.1 million as of June 29, 2007, which were held for working capital purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations. As of June 29, 2007, our investments were in money market funds and auction rate securities.

Item 4.	Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of June 29, 2007 to provide reasonable assurance of the achievement of these objectives.
     Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended June 29, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
     Our industry is marked by a significant number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights.
     On March 22, 2006, Atmel Corporation filed a complaint in the United States District Court, Northern District of California, alleging that our fingerprint sensors infringe an Atmel patent. The complaint was amended on November 1, 2006 to add certain Atmel affiliates as plaintiffs, as well as an allegation we are infringing a second patent. The second patent is the basis for allegations that our fingerprint image software infringes Atmel’s patent claims. Atmel is seeking a preliminary and permanent injunction as well as treble damages, though the plaintiffs’ claimed damages have not been quantified. We have filed a counterclaim challenging the validity of the patents and seeking a judgment of non-infringement. The case is in the discovery phase with patent claim construction hearings likely to be held at the end of 2007 or beginning of 2008. We believe that we have meritorious defenses to all of Atmel’s claims and we intend to defend our interest vigorously. Should Atmel obtain an adverse judgment for treble damages or obtain an injunction as sought in the California complaint, such judgment may have a material adverse impact on our financial condition.
     In August 2006, we filed suit against Hestia Technologies, Inc. and one of its officers based on a number of grounds including breach of contract. We sought compensatory and punitive damages for Hestia’s actions and requested that the court declare that our products do not violate any intellectual property rights of Hestia. Hestia filed counterclaims against us. The parties entered into a complete settlement and release agreement in June 2007.
     In addition to these legal proceedings, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

Item 1A.	Risk Factors
     You should carefully consider the risks described below before making a decision to buy our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock. You should also refer to the other information set forth in this quarterly report on Form 10Q, including our financial statements and the related notes.
Risks Related to Our Business
We have a history of losses from operations and our achievement of sustained profitability is uncertain.
     We were founded in 1998 and have never made a profit. We recognized net losses of $12.3 million in the six months ended June 29, 2007, $9.8 million in fiscal 2006 and $11.1 million in fiscal 2005. As of June 29, 2007, we had an accumulated deficit of $77.4 million. To become profitable, we will have to generate greater total revenue while controlling costs and expenses. Our ability to increase revenue or achieve and sustain profitability in the future will depend substantially on our ability to increase sales of our products to new and existing customers, to introduce and sell new products and to reduce the cost of revenue. Furthermore, we expect to make significant expenditures related to the development of our products and expansion of our business, including sales, marketing and administrative expenses. As a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company. We cannot assure you that our operations will become profitable in the future.
We have experienced significant revenue growth recently, and we cannot assure you this trend will continue.
     We have grown rapidly in a short period of time, with our revenue increasing 72.9% from $19.2 million for fiscal 2005 to $33.2 million for fiscal 2006, 25.7% from $7.4 million for the three months ended March 31, 2006 to $9.3 million for the three months ended March 30, 2007, and 51.9% from $8.1 million for the three months ended June 30, 2006 to $12.3 million for the three months ended June 29, 2007. We cannot assure you that we will achieve similar growth rates in future periods. You should not rely on the results of any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our stock price may decline, and we may not have adequate financial resources to execute our business objectives.
     You must consider our business and prospects in light of the risks and difficulties we encounter as a rapidly growing technology company in a very competitive market. These risks and difficulties include, but are not limited to, the risks identified below and in particular the following factors:
•	our focus on a single product market, the market for fingerprint authentication solutions;

•	the difficulties we face in managing rapid growth in personnel and operations;

•	the timing and success of new products and new technologies introduced by us and our competitors;

•	our ability to build brand awareness in a highly competitive market; and

•	our ability to increase production in a timely and cost effective basis.
     We may not be able to successfully address any of these risks or others. Failure to do so adequately could harm our business and cause our operating results to suffer.
Our quarterly operating results will likely fluctuate in the future.
     As our business continues to grow, we believe our quarterly operating results will be subject to greater fluctuation due to various factors, many of which are beyond our control. Factors that may affect quarterly operating results in the future include:
•	our ability to attract new customers, retain existing customers and increase revenue;

•	unpredictability of the timing and size of customer orders or customer cancellations of existing orders, since most of our customers purchase our products on a purchase order basis rather than pursuant to a long-term contract;

•	fluctuations in the capacities of and costs from our subcontractors in order to satisfy customer requirements;

•	variability of our margins based on changes in the mix of products shipped, production yields and other costs;

•	variability of operating expenses as a percentage of revenue;

•	our ability to introduce new and innovative fingerprint authentication solutions that appeal to our customers;

•	changes in our product pricing including those made in response to new product announcements and pricing changes of our competitors;

•	fluctuations based upon seasonality;

•	our rate of expansion, domestically and internationally;

•	the effectiveness of our sales force and the efforts of our distributors and sales representatives;

•	the effect of mergers and acquisitions on our company, our competitors, our suppliers or our customers; and

•	general economic conditions in our geographic markets.
     Accordingly, it is difficult for us to accurately forecast our growth and results of operations on a quarterly basis. If we fail to meet expectations of investors or analysts, our stock price may fall rapidly and without notice. Further, the fluctuation of quarterly operating results may render period-to-period comparisons of our operating results less meaningful, and you should not rely upon them as an indication of future performance.

We may not be able to manage our future growth effectively, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth and those of being a public company.
     We are experiencing a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and financial resources. To manage our growth successfully, we believe we must effectively:
•	hire, train, integrate and manage additional qualified engineers for research and development activities, as well as sales, marketing, financial and information technology personnel;

•	expand and upgrade our technological capabilities;

•	manage simultaneous relationships with our customers, distributors, sales representatives, subcontractors, suppliers and other third parties;

•	implement new customer service and production control systems; and

•	develop and put into practice the financial and management systems to comply with government and public company requirements.
     Our efforts may require substantial managerial and financial resources and may increase our operating costs even though these efforts may not be successful. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy customer requirements, execute our business plan, respond to competitive pressures or comply with public company requirements.
We are dependent upon a relatively small number of significant end customers for more than 80% of our 2006 revenue. The loss of any one or more of these customers could reduce our revenue.
     A relatively small number of end customers account for a significant portion of our revenue in any particular period. In fiscal 2006, Fujitsu Ltd. and Hewlett-Packard Company, either directly or through their suppliers, accounted for 32.2% and 26.8%, respectively, of our revenue in 2006. Our top five end customers accounted for 80.7% of our revenue in fiscal 2006 and 85.4% in the six months ended June 29, 2007. We expect that our history of high end customer concentration and attendant risk will continue in future periods. The loss of any significant end customer will limit our ability to sustain and grow our revenue.
The market in which we participate is highly competitive, and if we do not compete effectively, we may not be able to increase our market penetration, grow our revenue or improve our gross margins.
     The fingerprint authentication market is very competitive and changing rapidly. We expect increased challenges from existing as well as new competitors. Some of our competitors have offered solutions at lower prices, which has resulted in pricing pressure on sales of our fingerprint sensors. We expect further downward pricing pressure from our competitors and expect that we will have to price our fingerprint sensors aggressively to increase our market share. If we are unable to reduce our costs, our operating results could be negatively impacted. Increased competition generally may also result in reduced revenue, lower margins or the failure of our products to achieve or maintain widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition.
     Some of our present or future competitors could enjoy one or more substantial competitive advantages, such as:
•	greater name recognition and deeper penetration of our target markets;

•	a broader and more diversified array of products and services;

•	larger sales, marketing, organizations, research and development teams and budgets;

•	more established relationships with customers, contract manufacturers and suppliers;

•	better sales channels;

•	larger customer service and support organizations with greater geographic scope;

•	longer operating histories; and

•	substantially greater financial, technical and other resources. y greater financial, technical and other resources.
     Our present competitors include private companies such as Atrua, Inc., Fidelicia Microsystems, Inc., Symwave, Inc., UPEK, Inc., Validity Sensors, Inc., and public companies such as Atmel Corporation, or Atmel, Lite-on Technology Group and Mitsumi Electronic Co., Ltd. In addition, certain of our customers offer competitive technologies which could displace our own. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. The challenges we face from new and potentially larger competitors will become greater if consolidation or collaboration between or among our competitors occurs in our industry. For all of these reasons, we may not be able to compete successfully against our current or future competitors, and if we do not compete effectively, our ability to increase our revenue may be impaired.
Our future financial performance will depend on the widespread acceptance of biometric solutions.
     In its short history, the biometrics market has been characterized by the frequent introduction of new technologies and products. The application of biometric technologies in non-governmental applications, including fingerprint, is relatively new. Although the market has been growing rapidly, there is no assurance that this growth will continue. Consumers and corporations may not find value in having biometric technologies integrated in the products they use such as PCs, wireless devices and access control systems. If end users do not value the product, then our customers may decide not to use our sensors in their future products. In addition, there are multiple variants of biometric technologies beyond fingerprint including face, hand, vein, voice, iris and others. Our customers, and their end users, may find these technologies of greater value and choose these technologies over our own.
     The expansion of the biometric market also depends on the following factors:
•	public perception regarding the intrusiveness of our biometrics and the manner in which organizations use the biometric information collected;

•	legislation related to biometric information;

•	publicity regarding biometric solutions; and

•	security or use issues associated with our or competitive products that may reflect poorly on the biometrics market in general.
     Even if biometric solutions gain wide market acceptance, our solutions may not adequately address market requirements and may not continue to gain market acceptance.
Resolution of claims that we have violated or may violate the intellectual property rights of others could materially harm our business and could require us to indemnify our customers, resellers or vendors, redesign our products, pay significant royalties to third parties or expend additional development resources to redesign our products.
     The semiconductor industry is marked by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. At any time, a third-party may assert that our technology or products violates such party’s intellectual property rights. For example, we are presently subject to a patent infringement lawsuit filed by Atmel Corporation, or Atmel, and certain of its affiliates alleging that our fingerprint sensors and related software infringe two of Atmel’s patents.
     Successful intellectual property claims against us from Atmel or others could result in significant financial liability or prevent us from operating our business or portions of our business as currently conducted. In addition, resolution of claims may require us to redesign our solutions, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights and to indemnify our customers, resellers or vendors. Any claim, regardless of its merits, could be expensive and time consuming to defend against and divert the attention of our technical and management resources.
     Questions of infringement in the biometrics and semiconductor market involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any such future litigation. Litigation, whether or not determined in our favor or settled, is costly, could harm our reputation, could cause our customers to use our competitors’ products and could divert the efforts and attention of our management and technical personnel from normal business operations.
Any failure to protect our intellectual property rights, trade secrets, copyrights, trademarks and technical know-how could impair our competitiveness.
     Our ability to prevent competitors from gaining access to our technology is essential to our success. If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. Trademark, patent, copyright and trade secret laws in the United States and other jurisdictions as well as our internal confidentiality procedures and contractual provisions are the core of our efforts to protect our proprietary technology and our brand. Our patents and other intellectual property rights may be challenged by others or invalidated through administrative proceedings or litigation, and we may initiate claims or litigation against third parties for infringement of our proprietary rights. Such administrative proceedings and litigation are inherently uncertain and divert resources that could be put towards other business priorities. We may not be able to obtain a favorable outcome and may spend considerable resources in our efforts to defend and protect our intellectual property.
     Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. We may be unable to obtain additional patent protection in the future or obtain patents with claims of scope necessary to cover our technology. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate.
     Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property and using our technology for their competitive advantage. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.
     There can be no assurance that the patents of others will not have an effect on our ability to do business. In addition, we cannot assure you that these our intellectual property rights will be adequate to prevent our competitors from copying or reverse-engineering our products, or that our competitors will not independently develop similar or competing technologies or methods or design around any patents that may be issued to us.
Our products must meet exacting specifications, and defects and failures may occur, which may cause customers to return or stop buying our products.
     Our customers generally establish demanding specifications for quality, performance and reliability that our products must meet. However, our products are highly complex and may contain defects and failures when they are first introduced or as new versions are released. Our products are also subject to rough environments as they are integrated into our customer products for use by the end customers. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts, diversion of management resources or damage to our reputation and brand equity, and in some cases consequential damages, any of which would harm our operating results. In addition, delays in our ability to fill product orders as a result of quality control issues may negatively impact our relationship with our customers. We cannot assure you that we will have sufficient resources, including any available insurance, to satisfy any asserted claims.
We rely on a limited number of independent subcontractors for the manufacture, warehousing and shipping of our products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our revenue and limit our growth.
     We do not have our own wafer fabrication, assembly or test facilities and have a very limited in-house prototype testing operation. Therefore, we must rely on third-party subcontractors to manufacture the products we design and sell. We currently primarily rely on TSMC to fabricate our semiconductor products. We also rely on Chipbond for special coating technologies, which are referred to as bumping, and on Signetics to assemble and test our products. If these vendors do not provide us with high-quality manufacturing services and capacity in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer and our revenue could decrease.
     The fabrication of integrated circuits is a complex and technically demanding process. Our subcontractors could, from time to time, experience manufacturing defects and reduced manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials could result in lower than anticipated manufacturing yields or unacceptable performance. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. In addition, production yields for new products are generally lower at the initial production ramp. Product yields depend on our product design, the fabrication technology and the assembly process. Identifying yield problems can only occur in the production cycle when a product can be physically analyzed and tested in volume. Poor yields, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, harm our financial results and result in financial or other damages to our customers. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.
     Other potential risks associated with relying on third-party subcontractors include:
•	reduced control over product cost, delivery schedules and product quality;

•	potential price increases;

•	inability to achieve required production or test capacity and acceptable yields on a timely basis;

•	longer delivery times;

•	increased exposure to potential misappropriation of our intellectual property;

•	shortages of materials used to manufacture our products;

•	labor shortages or labor strikes; and

•	quarantines or closures of manufacturing facilities due to the outbreak of viruses, such as SARS, the avian flu or any similar future outbreaks worldwide.
     We currently do not have long-term supply contracts with any of our subcontractors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. Our subcontractors have not provided contractual assurances to us that adequate capacity will be available for us to meet future demand for our products. These third-party vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than we are or that have long-term agreements with TSMC, Chipbond or Signetics may cause them to reallocate capacity to those customers, decreasing the capacity available to us.
The average selling prices of semiconductor products have historically decreased rapidly and will likely do so in the future, which could harm our revenue, gross margin and profits if we are unable to reduce our costs commensurately.
     The semiconductor products we develop and sell are often subject to rapid declines in average selling prices. From time to time, we have had to reduce our prices significantly to meet customer, market and competitive pressures, and we may be required to reduce our prices more aggressively than planned. Reductions in our average selling prices to one customer could impact our average selling prices to all customers. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our unit volumes, reducing our costs or developing new products on a timely basis.
If we fail to achieve initial design-wins for our products, we may lose the opportunity to generate revenue for a significant period of time and be unable to recoup our investments in our products.
     We expend considerable resources to achieve design-wins for our products, especially our new products and product enhancements. Once a customer designs a fingerprint sensor into a product, it is likely to continue to use the same sensor or enhanced versions of that sensor from the same supplier across a number of similar and successor products for a lengthy period of time due to the significant costs associated with qualifying a new supplier and potentially redesigning the product to incorporate a different fingerprint sensor. If we fail to achieve an initial design-win in a customer’s procurement process, we may lose the opportunity for significant sales to that customer for a number of its products and for a lengthy period of time. This may cause us to be unable to recoup our investments in our products, which would harm our business. Furthermore, should a design-win not culminate in a volume production order, our revenue would suffer.
We manufacture our products based on our estimates of customer demand, and if our estimates are incorrect, our financial results could be negatively impacted.
     Our revenue is made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel purchase orders or defer the shipments of our products. We manufacture our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may manufacture products that we may not be able to sell. In addition, the rapid pace of innovation in our industry could render obsolete significant portions of such inventory. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves which would adversely affect our business and financial results. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.
Our sales cycle is lengthy and expensive and could adversely affect the amount, timing and predictability of future revenue.
     Our customers generally need three months to three years, if not longer, after initial contact to make a final purchase decision with respect to our products. Our typical sales cycle often includes a prototype phase as a method to show proof of concept and manufacturability. As customers weigh their purchase options, we may expend significant resources in pursuit of a sale that may ultimately fail to close. We have little control over our customers’ budget cycles and approval processes, or the strength of competitors’ relationships with our potential customers, all of which could adversely affect our sales efforts. The introduction of new products and product enhancements may lengthen our sales cycle as customers defer a decision on purchasing existing products and evaluate our new products. If we are unsuccessful in closing sales after expending significant resources, our revenue and operating expenses will be adversely affected.

We must work closely with our subcontractors to make timely new product introductions.
     We rely on our close working relationships with our independent subcontractors and other suppliers, including TSMC, Chipbond and Signetics, to anticipate and deliver new products on a timely basis when new generation materials and technologies are made available. If we are not able to maintain our relationships with our subcontractors, our ability to quickly offer advanced technology and product innovations to our customers would be impaired.
Maintaining and improving our financial controls and complying with rules and regulations applicable to public companies can be a significant burden on our management team and require considerable expenditures of our resources.
     As a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. The Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002 and The Nasdaq Marketplace Rules apply to us as a public company. Compliance with these rules and regulations can necessitate significant increases in our legal and financial budgets and may also strain our personnel, systems and resources.
     The Exchange Act requires, among other things, filing of annual, quarterly and current reports with respect to our business and financial condition, including this quarterly report on Form 10-Q. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Satisfying these requirements involves a commitment of significant resources and management oversight. As a result of management’s efforts to comply with such requirements, other important business concerns may receive insufficient attention, which could have a material adverse effect on our business, financial condition and results of operations. Failure to meet certain of these regulatory requirements could cause us to be delisted from the Nasdaq Global Market.
     These rules and regulations can make it more difficult and more expensive for us to retain director and officer liability insurance and we may be required to incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.
     Commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered certified public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Our testing, or the subsequent testing by our independent registered certified public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered certified public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.
Our headquarters are located in Florida, and our third-party manufacturing subcontractors are concentrated in Asia, areas subject to significant natural disaster risks.
     TSMC, which fabricates our semiconductors, and Chipbond, which performs substantially all of our bumping, are located in China and Taiwan, respectively, and Signetics, which provides substantially all of our assembly and test support, is located in South Korea. The risk of extreme weather and an earthquake in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. In September 1999, a major earthquake in Taiwan affected the facilities of TSMC, as well as other providers of foundry, assembly and test services. In 2005, several typhoons also disrupted the operations of TSMC. As a result of these natural disasters, these subcontractors suffered power outages and disruptions that impaired their production capacity. In March 2002 and June 2003, additional earthquakes occurred in Taiwan. The occurrence of earthquakes and other natural disasters could result in the disruption of operations. There is also a level of political unrest or uncertainty in some of these areas. We may not be able to obtain alternate capacity on favorable terms, if at all, which could harm our operating results.

     In addition, our headquarters are located in Florida. The risk of a hurricane in Florida is significant. In 2004, the centers of two hurricanes came close to the area in which we operate, and we suffered power outages and disrupted business operations.
If we lose any key employee or are unable to attract additional key employees, we may not be able to implement our business strategy in a timely manner.
     Our future success depends in large part upon the continued service of our executive management team and other key employees. In particular, F. Scott Moody, our Chief Executive Officer and Chairman of the Board, is key to our overall management. Mr. Moody co-founded our company and has been our Chief Executive Officer since our inception. Additionally, we are particularly dependent on the continued service of our existing research and development personnel because of the complexity of our products and technologies. Our employment arrangements with our executives and employees do not require them to provide services to us for any specific length of time, and they can terminate their employment with us at any time, with or without notice, without penalty. The loss of services of any of these executives or of one or more other key members of our team could seriously harm our business.
     To execute our growth plan, we must continue to attract additional highly qualified personnel. Competition for qualified personnel is intense. We have experienced in the past, and may continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to attract and integrate additional key employees in a manner that enables us to scale our business and operations effectively, or if we do not maintain competitive compensation policies to retain our employees, our ability to operate effectively and efficiently could be limited.
We recently implemented a new accounting system and our limited experience with it may cause delays in the preparation of our financial results.
     In March 2007, we implemented a new accounting system, and as such we have limited experience in the real time preparation of financial statements utilizing this system. Until we have additional experience with our accounting system, we cannot assure you that our financial reporting can be prepared without significant resources and management oversight.
The semiconductor industry has historically experienced significant fluctuations with prolonged downturns, which could impact our operating results, financial condition and cash flows.
     The semiconductor industry has historically exhibited cyclical behavior, which at various times has included significant downturns in customer demand. Though we have not yet experienced any of these industry downturns, we may in the future. Because a significant portion of our expenses is fixed in the near term or is incurred in advance of anticipated revenue, we may not be able to decrease our expenses rapidly enough to offset any unanticipated shortfall in revenue. If this situation were to occur, it could adversely affect our operating results, cash flow and financial condition. Furthermore, the semiconductor industry has experienced periods of increased demand and production constraints. If this happens in the future, we may not be able to produce sufficient quantities of our products to meet the increased demand. We may also have difficulty in obtaining sufficient wafer, assembly and test resources from our independent subcontractors. Any factor adversely affecting the semiconductor industry in general, or the particular segments of the industry that our products target, may adversely affect our ability to generate revenue and could negatively impact our operating results.
Security breaches in systems which integrate our products could result in the disclosure of sensitive information that could result in the loss of customers and negative publicity.
     Many of the sensors we sell protect private corporate or personal information. A security breach in one of these systems which integrate our products could cause serious harm to our business as a result of negative publicity and lost business. This risk is difficult to manage since our primary customer base, OEMs and ODMs, control the overall system design and security feature integration. In addition, most customers currently use third party software to interface with our fingerprint sensors. However, should a customer or end user lose important sensitive information, they may elect to pursue a legal claim against us for their perceived damage.
Our success will depend on the timely introduction of new products with increased functionality.
     Our future financial performance will depend on our ability to meet customer specifications and requirements by enhancing our current fingerprint authentication solutions and developing products with new and better functionality. We expect to devote significant resources to identifying new market trends and developing products to meet anticipated customer demand for fingerprint sensor solutions. Ultimately, however, customers may not purchase our solutions. Accordingly, we can not assure you that demand for the type of solutions we offer and plan to offer will continue to develop as we anticipate, or at all.

     We must develop new products and enhance our existing products with improved technologies to meet rapidly evolving customer requirements. For example, we are spending a material portion of our research and development budget on the development of highly secure sensors and software. The success of new features depends on several factors, including their timely introduction and market acceptance. We may not be successful in developing enhancements or new solutions or bringing them to market in a timely manner. We could experience delays in completing the development and introduction of new products and product enhancements that may render our products, when introduced, obsolete and unmarketable. Customers may also defer purchases of our existing products pending the introduction of anticipated new products. If our new solutions are not competitive with solutions offered by other vendors, we may not be perceived as a technology leader and could miss market opportunities. If we are unable to enhance the functionality of our solutions or introduce new solutions which achieve widespread market acceptance, our reputation will be damaged, the value of our brand will diminish, and our business will suffer. In addition, uncertainties about the timing and nature of new features and products could result in increases in our research and development expenses with no assurance of future sales.
We work with distributors and sales representatives to sell our products, and if our relationships with one or more of those distributors or sales representatives were to terminate, our operating results may be impacted.
     We rely in part upon third parties, including our independent sales representatives and our distributors, to promote our products, generate demand and sales leads, and obtain orders for our products. Our distributors and sales representatives also provide technical sales support to our customers. The activities of these third parties are not within our direct control. Our failure to manage our relationships with these third parties effectively could impair the effectiveness of our sales, marketing and support activities. A reduction in the sales efforts, technical capabilities or financial viability of these parties, a misalignment of interest between us and them, or a termination of our relationship with a major sales representative or our distributor could have a negative effect on our revenue, financial results and ability to support our customers. These parties are engaged under short-term contracts, which typically may be terminated by either party on 30 to 60 days notice. It generally takes approximately three months for a third-party such as a sales representative to become educated about our products and capable of providing quality sales and technical support to our customers. If we were to terminate our relationship with our distributor or one of our larger sales representatives, or if one of them decided to discontinue its relationship with us, sales to current and prospective customers could be disrupted or delayed, and we could experience a diversion of substantial time and resources as we seek to identify, contract with and train a replacement.
If we switch to another foundry to manufacture our semiconductors, our current manufacturing process could be disrupted which could negatively impact our unit volumes and revenue.
     As a result of the complexity in semiconductor manufacturing, it is difficult to retain and rely on a new foundry. We may not be able to enter into a relationship with a new foundry that produces satisfactory yields on a cost-effective basis. If we need another foundry because of increased demand, or the inability to obtain timely and adequate deliveries from our current provider, we might not be able to cost-effectively and quickly retain other vendors to satisfy our requirements. Any failure to successfully integrate a new foundry could negatively impact our unit volumes and revenue.
Our business depends on customers, suppliers and our own operations outside the United States, and as a result we are subject to regulatory, operational, financial and political risks, which could adversely affect our financial results.
     The percentage of our revenue attributable to shipments to customers outside the United States was 88.1% in fiscal 2005, 91.9% in fiscal 2006, 97.2% in the three months ended March 30, 2007 and 96.1% in the three months ended June 29, 2007. We expect that revenue from customers outside the United States will continue to account for a significant percentage of our revenue. In addition, we maintain international sales and technical support offices in China, Germany, Japan, South Korea and Taiwan, and we rely on a network of distributors and sales representatives to sell our products internationally. Moreover, we have in the past relied on, and expect to continue to rely on, subcontractors located in China, South Korea and Taiwan. Accordingly, we are subject to several risks and challenges, any of which could harm our business and financial results. These risks and challenges include:
•	difficulties and costs of staffing and managing international operations across different geographic areas and cultures;

•	compliance with a wide variety of domestic and foreign laws and regulations, including those relating to the import or export of semiconductor products;

•	legal uncertainties regarding employee issues, taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

•	our ability to receive timely payment and collect our accounts receivables;

•	political, legal and economic instability, foreign conflicts, natural disasters and the impact of regional and global infectious diseases such as SARS or avian flu in the countries in which we and our customers, suppliers and subcontractors are located; and

•	legal uncertainties regarding protection of intellectual property rights.

We may be limited in our ability to use our net operating loss carry forwards.
     As of December 29, 2006, we had U.S. federal tax net operating loss carry forwards of approximately $50.3 million. These net operating loss carry forwards may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Code, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carry forwards to reduce its tax liability. Due in part to equity financings, we experienced “ownership changes” as defined in Section 382 of the Code. It is impossible for us to ensure that we will not experience an ownership change in the future because changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Accordingly, our use of the net operating loss carry forwards and credit carry forwards is limited by the annual limitations described in Sections 382 and 383 of the Code. The limitation on the use of net operating loss carry forwards means that we may need to pay U.S. federal income taxes prior to utilizing these carry forwards in their entirety.
If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.
     In the future, we may acquire or make investments in companies, assets or technologies that we believe are complementary or strategic. We have not made any acquisitions or investments to date, and therefore our ability as an organization to make acquisitions or investments is unproven. If we decide to make an acquisition or investment, we face numerous risks, including:
•	difficulties in integrating operations, technologies, products and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of overpaying for or misjudging the strategic fit of an acquired company, asset or technology;

•	problems or liabilities stemming from defects of an acquired product or intellectual property litigation that may result from offering the acquired product in our markets;

•	challenges in retaining employees key to realizing the value of the acquisition or investment;

•	inability to generate sufficient return on investment;

•	incurrence of significant one-time write-offs; and

•	delays in customer purchases due to uncertainty.
     If we proceed with an acquisition or investment, we may be required to use a considerable amount of our cash, including proceeds from our initial public offering, which may decrease our liquidity, or to finance the transaction through debt or equity securities offerings, which may dilute our stockholders and affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be harmed.
If we fail to comply with export control regulations we could be subject to substantial fines, or other sanctions.
     Certain of our products are subject to the Export Administration Regulations, administered by the Department of Commerce, Bureau of Industry Security, which require that we obtain an export license before we can export products or technology to specified countries. Additionally, some of our products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. Failure to comply with these laws could result in sanctions by the government, including substantial monetary penalties, denial of export privileges and debarment from government contracts and could negatively impact our business, financial condition and results of operations.
We rely on partners to enhance our product offerings, and our inability to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.
     We have developed relationships with third-party partners, which we refer to as our Solution Provider Network, which provide application software, hardware reference designs and other services designed for specific uses with our products. We believe these relationships enhance our customers’ ability to get their products to market quickly. If we are unable to continue to develop or maintain these relationships, we might not be able to enhance our customers’ ability to commercialize their products in a timely fashion and our ability to remain competitive would be harmed.

Risks Related To Our Common Stock
We cannot assure you what the market price for our common stock will be in the future.
     We cannot predict the extent to which investor interest in our common stock will be sustained. The lack of a trading market may result in limited research coverage by securities analysts. Prices for the shares of our common stock are determined in the market and may be influenced by many factors, including the depth and liquidity of the market for our common stock, investor perception of our business, profit margins in the fingerprint identification industry generally and general economic and market conditions.
     Further, the trading prices of technology company securities in general have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Factors, in addition to those outlined elsewhere in this quarterly report on Form 10-Q, that may affect the trading price of our common stock include:
•	actual or anticipated variations in our operating results;

•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•	changes in recommendations by any securities analysts that elect to follow our common stock;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	the loss of a key customer;

•	the loss of a key supplier;

•	the loss of key personnel;

•	government regulations affecting biometrics;

•	technological advancements rendering our products less valuable;

•	lawsuits filed against us;

•	changes in operating performance and stock market valuations of other companies that sell similar products;

•	price and volume fluctuations in the overall stock market;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
     In addition, the stock market in general, and the Nasdaq Global Market in particular, have experienced substantial price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of certain companies’ securities, securities class-action litigation has been instituted against these companies. Such litigation, if instituted against us, could adversely affect our business and results of operations.
Substantial future sales of our common stock in the public market could cause our stock price to fall.
     16,523,773 shares of common stock are subject to a lock up agreement entered into in connection with our initial public offering. No stockholders will be contractually prohibited from selling these shares after December 23, 2007. Any or all of these shares may be sold prior to December 23, 2007 at the discretion of Lehman Brothers Inc. To the extent shares are released before the expiration of the lock-up period and these shares are sold into the market, the market price of our common stock could decline. In addition, after December 23, 2007, we will not be contractually prohibited from issuing and selling additional shares of our common stock. Any sale by us or our current stockholders of our common stock in the public market, or the perception that sales could occur, could adversely affect the prevailing market price for our common stock.
     In addition, the holders of 21,360,964 shares of common stock, which includes shares issuable upon exercise of our outstanding warrants, are entitled to rights to cause us to register the sale of those shares under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration. These registration rights of our stockholders could impair our ability to raise capital by depressing the price of our common stock. We may also sell additional shares of common stock in subsequent public offerings, which may adversely affect market prices for our common stock.

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.
     The research and reports that industry or financial analysts publish about us or our business will likely have an effect on the trading price of our common stock. If an industry analyst decides not to cover us, or if an industry analyst decides to cease covering us at some point in the future, we could lose visibility in the market, which in turn could cause our stock price to decline. If an industry analyst downgrades our stock, our stock price would likely decline rapidly in response.
Our directors and certain significant stockholders exercise significant control over us.
     Our executive officers, directors, current five percent or greater stockholders and affiliated entities beneficially own approximately 45.4% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control that other stockholders may view as beneficial.
Provisions of our certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change of control of or changes in our management and, as a result, depress the trading price of our common stock.
     Our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control or changes in our management that our stockholders may deem advantageous. These provisions:
•	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	limit the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
     In addition, we are subject to Section 203 of the Delaware General Corporation Law, which, subject to some exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that the stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.
     These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.
We do not expect to pay any cash dividends for the foreseeable future.
     We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     Since May 31, 2007, we granted stock options to purchase 12,125 shares of our common stock at an exercise price of $9.00 per share. We also issued 8,640 shares of our common stock upon the exercise of options for aggregate proceeds of $3,399.
     The securities issued in the foregoing transactions were offered and sold in reliance on exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or an exemption from registration under Rule 701 promulgated under the Securities Act of 1933, as amended. No underwriters or placement agents were involved in the foregoing issuances and sales.

Use of Proceeds from Registered Securities
     As part of our initial public offering, on July 2, 2007 we issued and sold 7,500,000 shares of our common stock that we registered under Form S-1 (File No. 333-141348), which was declared effective by the Securities and Exchange Commission on June 26, 2007 in an initial public offering at an offering price of $11.00 per share.
     The offering of the common stock resulted in net proceeds of approximately $57.5 million to us after deducting underwriting discounts and commissions of approximately $5.8 million and before deducting total estimated expenses in connection with the offering of $1.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. The net proceeds from our initial public offering will be used for working capital and general corporate purposes, including potential acquisitions. We have no current agreements or commitments with respect to any material acquisitions.
     This expected use of the net proceeds represents our current intentions based upon our present plans and business condition. The amounts and timing of our actual expenditures will depend upon numerous factors, including cash flows from operations and the anticipated growth of our business. We will retain broad discretion in the allocation and use of our net proceeds.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
     On June 12, 2007, in connection with our initial public offering, our stockholders approved the following matters by written consent: (i) the adoption of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation to effect a four to one reverse stock split of our common stock to be effective prior to the closing of the initial public offering; (ii) the adoption of our Amended and Restated Certificate of Incorporation to provide for certain changes consistent with becoming a public company and to eliminate the terms of our preferred stock outstanding to be effective upon the closing of the initial public offering; (iii) the adoption of our Amended and Restated By-laws to provide for certain changes consistent with our becoming a public company; and (iv) the adoption of our 2007 Stock Option and Incentive Plan. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law.
     A total of 11,378,060 shares of our stock out of 19,133,155 shares then issued and outstanding (on an as-if-converted basis and giving effect to the four to one reverse stock split of our common stock) voted in favor of these matters.

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTEC, INC.
By:	/s/ F. Scott Moody
F. Scott Moody
Chief Executive Officer

By:	/s/ Gary R. Larsen
Gary R. Larsen
Chief Financial Officer and Principal Accounting Officer

DATE: August 7, 2007

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†