Form 10-Q
period 2007-09-28
AUTHENTEC INC
filed 2007-11-01
CIK 1138830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33552

AuthenTec, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59-3521332
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

AuthenTec, Inc.

100 Rialto Place, Suite 400

Melbourne, FL 32901

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

(321) 308-1300

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

N/A

(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At November 1, 2007 there were 26,913,291 shares of common stock outstanding.

AUTHENTEC, INC.

Part I — Financial Information

Item 1.	Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	As of
	September 28, 2007	December 29, 2006
Assets
Current assets
Cash and cash equivalents	$27,469	$6,076
Short-term investments	38,027	—
Accounts receivable, net of allowances of $22 and $75, respectively	6,415	3,697
Prepaid expenses	561	220
Inventory	6,034	4,499

Total current assets	78,506	14,492
Long-term investments	1,490	—
Property and equipment, net	2,693	1,435

Total assets	$82,689	$15,927

Liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$4,694	$2,255
Accrued inventory payable	1,653	668
Accrued compensation and benefits	1,850	1,169
Accrued litigation expenses	1,746	1,905
Other accrued liabilities	3,147	1, 214
Deferred revenue	69	1,151

Total current liabilities	13,159	8,362
Preferred stock warrants liability	—	7,597
Long-term accrued litigation expenses	—	898

Total liabilities	13,159	16,857

Commitments and contingencies

Series A voting mandatorily redeemable convertible preferred stock, $.01 par value, 13,510 shares authorized; none and 13,500 issued and outstanding at September 28, 2007 and December 29, 2006	—	13,461

Series B voting mandatorily redeemable convertible preferred stock, $.01 par value, 9,325 shares authorized; none and 9,006 issued and outstanding at September 28, 2007 and December 29, 2006	—	20,227

Series C voting mandatorily redeemable convertible preferred stock, $.01 par value, 38,109 shares authorized; none and 29,929 issued and outstanding at September 28, 2007 and December 29, 2006	—	13,986

Series D voting mandatorily redeemable convertible preferred stock, $.01 par value, 15,000 shares authorized; none and 15,000 issued and outstanding at September 28, 2007 and December 29, 2006	—	14,935

Stockholders’ equity (deficit)
Junior convertible preferred stock, $.01 par value 4,500 shares authorized; none and 4,500 issued and outstanding at September 28, 2007 and December 29, 2006	—	45
Common stock, $.01 par value; 100,000 shares authorized; 26,913 and 744 issued and outstanding at September 28, 2007 and December 29, 2006	269	7
Additional paid-in capital	146,127	1,482
Accumulated deficit	(76,866)	(65,073)

Total stockholders’ equity (deficit)	$69,530	$(63,539)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)	$82,689	$15,927

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 30, 2006	September 28, 2007	September 30, 2006
Revenue	$15,057	$8,240	$36,652	$23,768
Cost of revenue	7,905	4,944	19,697	14,141

Gross profit	7,152	3,296	16,955	9,627
Operating expenses
Research and development	3,529	2,292	9,319	7,317
Selling and marketing	2,315	1,861	6,377	5,312
General and administrative	1,616	604	4,310	1,434

Total operating expenses	7,460	4,757	20,006	14,063

Loss from operations	(308)	(1,461)	(3,051)	(4,436)

Other income (expense):
Warrant expense	—	(1,246)	(9,637)	(1,715)
Interest expense	(5)	—	(109)	—
Interest income	830	61	1,004	247

Total other income (expense), net	825	(1,185)	(8,742)	(1,468)

Income (loss) before income tax expense	517	(2,646)	(11,793)	(5,904)

Income tax expense	—	—	—	—
Net income (loss)	$517	$(2,646)	$(11,793)	$(5,904)

Net income (loss) per common share, basic	$0.02	$(3.83)	$(1.28)	$(9.55)
Net income (loss) per common share, diluted	$0.02	$(3.83)	$(1.28)	$(9.55)

Shares used in computing basic net income (loss) per common share	25,944	691	9,207	618
Shares used in computing diluted net income (loss) per common share	30,103	691	9,207	618

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2007	September 30, 2006
Cash flows from operating activities
Net loss	$(11,793)	$(5,904)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	593	349
Reversal of bad debt expense	(53)	(45)
Increase in inventory provision	728	181
Stock-based compensation expense	717	48
Warrant expense	9,637	1,715
Interest accrued on senior secured convertible notes	110	—
Interest earned on investments	(121)	—
Increase in current assets:
Accounts receivable	(2,664)	(1,074)
Inventory	(2,262)	(2,153)
Prepaid expenses	(342)	(137)
Increase (decrease) in liabilities:
Accounts payable	3,424	307
Accrued litigation expenses	(1,057)	—
Accrued compensation and benefits and other accrued liabilities	2,328	1,594
Deferred revenue	(1,083)	266

Net cash used in operating activities	(1,838)	(4,853)

Cash flows from investing activities
Purchase of property and equipment	(1,850)	(512)
Purchase of investments	(57,199)	(5,846)
Redemption of investments	17,803	11,449

Net cash provided by (used in) investing activities	(41,246)	5,091

Cash flows from financing activities
Proceeds from exercise of stock options	162	247
Proceeds from exercise of preferred stock warrants	615	—
Proceeds from the issuance of senior secured convertible notes, net of issuance costs	7,407	—
Proceeds from initial public offering of common stock, net of offering costs	56,293	—

Net cash provided by financing activities	64,477	247

Net increase in cash and cash equivalents	21,393	485
Cash and cash equivalents, beginning of period	6,076	690

Cash and cash equivalents, end of period	$27,469	$1,175

Supplemental disclosure of cash flow information
Cashless exercise of 798 preferred stock warrants	$1,600	$—
Non-cash accrued offering costs	$284	$—
Reclassification or warrant liability to equity upon initial public offering	$9,198	$—
Conversion of senior secured convertible notes and associated accrued interest to equity upon initial public offering	$7,610	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements include the accounts of AuthenTec, Inc and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. In our opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three months and nine months ended September 28, 2007 are not necessarily indicative of the results that may be expected for the year ending December 28, 2007 or for any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 29, 2006 and the three months ended March 30, 2007, respectively, included in our Registration Statement on Form S-1, as amended, relating to our initial public offering of shares of our common stock. The December 29, 2006 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

During the 2nd quarter of 2007, we changed our contract terms with a few major distributors. The new terms do not allow for a right of return or price protection, which terms under our old agreements, had previously caused sales to these distributors to be deferred until resold to end customers. We therefore now recognize revenue to these distributors upon shipment. At the time of the contract changes, this created an increase to revenue and decrease in deferred revenue of approximately $566,000 since such term changes were retroactive to prior shipments also.

On July 2, 2007, we completed our initial public offering, selling 5,625,000 shares of our common stock and yielding approximately $56,000 common stock and approximately $55,917,000 additional paid in capital proceeds to us, net of offering costs of approximately $1,534,000. Upon the July 2, 2007 closing of our initial public offering, all shares of outstanding convertible preferred stock were converted into approximately 18,796,000 shares of common stock, resulting in an increase in common stock of approximately $188,000 and an increase in additional paid in capital of approximately $70,822,000. In addition, the preferred stock warrant liability with a carrying value of approximately $9,198,000 was reclassified to additional paid in capital upon conversion of these preferred stock warrants into warrants to purchase the aforementioned common stock. Moreover, the senior secured convertible notes and the associated accrued interest were converted into approximately 1,259,000 shares of our common stock at the rate of $6.00 per share, increasing common stock by approximately $13,000 and additional paid in capital by approximately $7,610,000.

We utilize a 52/53 week fiscal year. Our current 52 week fiscal year will end on December 28, 2007. References to past or future quarterly or annual periods in our financial statements are to those respective fiscal periods which vary from exact calendar quarters or years. Our next 53 week fiscal year will be 2008, which will end on January 2, 2009.

2. Net Income (Loss) Per Share

We calculate net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities, which consist of convertible preferred stock, senior convertible notes, common stock options and warrants. The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 30, 2006	September 28, 2007	September 30, 2006
Numerator:
Net income (loss)	$517	$(2,646)	$(11,793)	$(5,904)

Denominator:
Denominator for basic income (loss) per share—weighted average common shares outstanding	25,944	691	9,207	618
Effect of dilutive securities:
Stock options	2,662	—	—	—
Warrants to purchase common stock	836	—	—	—
Convertible preferred stock and convertible notes	661	—	—	—

Denominator for diluted income (loss) per share—weighted average common shares and potential common shares outstanding	30,103	691	9,207	618

Basic net income (loss) per share	$0.02	$(3.83)	$(1.28)	$(9.55)

Diluted net income (loss) per share	$0.02	$(3.83)	$(1.28)	$(9.55)

Basic and diluted net income (loss) per common share was the same for all periods presented except for the three months ended September 28, 2007. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net income (loss) per common share as of September 28, 2007 and September 30, 2006 because their inclusion would have had an anti-dilutive effect. However, the potentially dilutive securities outstanding as of September 28, 2007 were included in the computation of diluted net income (loss) per common share for the three months ended September 28, 2007:

	As of
	September 28, 2007	September 30, 2006
	(in thousands)
Mandatorily redeemable convertible preferred stock	—	17,983

Options to purchase common stock	3,700	3,080
Warrants to purchase common or preferred stock	1,022	2,127

	4,722	23,190

3. Cash, Cash Equivalents and Investments

During the three months ended September 28, 2007, we began investing our cash that was primarily generated from the proceeds of our initial public offering, in alternative types of investments in order to maximize our interest earned. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. This includes money market and commercial paper. Our other investments that include auction rate securities and certificates of deposits are classified as investments and are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We have classified our auction rate securities as available for sale (AFS) and reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported in a separate component of stockholders’ equity. We have classified our certificates of deposit as held-to-maturity (HTM) and reported at amortized cost.

The following table illustrates the amortized cost. The fair values of the AFS securities were the same as the cost and therefore no unrealized gain or loss was recorded:

	As of		2007 Maturity Range (in years)
	September 28, 2007	December 28, 2006
Auction rate securities (AFS)	$30,700	$—	>6 yrs
Certificates of Deposits (HTM)	8,817	—	0-1.4 yrs

4. Inventory

	As of
	September 28, 2007	December 29, 2006
	(In thousands)
Work-in-process	$5,524	$3,922
Finished goods	1,758	1,097
Valuation allowance	(1,248)	(520)

	$6,034	$4,499

5. Property and Equipment

		As of
	Useful Life (Years)	September 28, 2007	December 29, 2006
		(In thousands)
Production and Lab Equipment	5 - 7	$3,154	$2,078
Computer Equipment	3 - 5	960	844
Office Furniture and Fixtures	3	452	333
Computer Software	3 - 5	607	282
Leasehold Improvements	3	334	131

		5,507	3,668
Less: Accumulated Depreciation		(2,814)	(2,233)

		$2,693	$1,435

6. Product Warranty

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

Nine Months Ended September 28, 2007
(In thousands)
Balance — beginning of period	$181
Net reversals for the period	(48)
Costs incurred	(19)

Balance — end of period	$114

7. Commitments

Legal Proceedings

Our industry is marked by a significant number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights.

On March 22, 2006, Atmel Corporation filed a complaint in the United States District Court, Northern District of California, alleging that our fingerprint sensors infringe an Atmel patent. The complaint was amended on November 1, 2006 to add certain Atmel affiliates as plaintiffs, as well as an allegation we are infringing a second patent. The second patent is the basis for allegations that our fingerprint image software infringes Atmel’s patent. Atmel is seeking a preliminary and permanent injunction as well as treble damages, though the plaintiffs’ claimed damages have not been quantified. We have filed a counterclaim challenging the validity of the patents and seeking a judgment of non-infringement. The case is in the discovery phase with patent claim construction hearings likely to be held in the second quarter of 2008. We believe that we have meritorious defenses to all of Atmel’s claims and we intend to defend our interest vigorously. Should Atmel obtain an adverse judgment for treble damages or obtain an injunction, such judgment may have a material adverse impact on our financial condition. At December 29, 2006, we accrued the future estimated costs associated with defending this lawsuit in the amount of approximately $2,781,000.

In addition to these legal proceedings, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. In our opinion, resolution of such matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

8. Warrants

On July 2, 2007, the fair value ascribed to the warrants to purchase mandatorily redeemable convertible preferred stock, using the closing price of our common stock on the NASDAQ Global Market as of the closing of our initial public offering, was approximately $9,198,000. On July 2, 2007, the carrying value of such warrants was reclassified to additional paid in capital as the underlying preferred stock securities were converted into common stock on that date and the warrants to purchase shares of redeemable convertible preferred stock were converted to warrants to purchase an equivalent number of shares of common stock. Warrants to purchase approximately 1,105,000 shares were exercised and approximately 960,000 shares were issued after the net exercise during the nine months ended September 28, 2007. Exercise of approximately 798,000 shares and issuance of approximately 653,000 shares from the aforementioned warrants was a cashless transaction.

As of September 28, 2007 the following warrants to purchase shares of our common stock were outstanding and exercisable:

Issue Date	Exercise Price	Expiration Date	Number of Shares Subject to Warrants
(In thousands, except per share data)
July 8, 1999	$4.00	July 8, 2009	3
March 21, 2001	9.00	September 25, 2010	56
December 13, 2001	9.00	September 25, 2010	24
February 24, 2003	2.00	December 31, 2007	689
April 4, 2003	2.00	December 31, 2007	250

			1,022

9. Stock Options

In 1998, we adopted a stock option plan, which we later amended and restated into our 2004 Stock Incentive Plan, which authorized our Board of Directors to grant incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights, stock and phantom stock awards, performance awards and other stock-based awards to employees, directors, officers, and consultants. As of September 28, 2007, the total number of shares authorized under our 2004 Stock Incentive Plan by the Board of Directors was approximately 4,720,000 and the total number of shares available to grant was approximately 38,000.

In June 2007, our “2007 Stock Incentive Plan” was approved by our Board of Directors and stockholders. This plan allows for the grant of incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights, stock and phantom stock awards, performance awards and other stock-based awards to employees, officers, directors, and other individuals providing bona fide services to us or any of our affiliates. As of September 28, 2007, the total number of shares authorized under our 2007 Stock Incentive Plan by the Board of Directors was approximately 3,524,000 and the total number of shares available to grant was approximately 3,445,000.

NQSOs may be granted to employees, officers, directors and consultants. ISOs may be granted only to employees. Under our 2004 Stock Incentive Plan and our 2007 Stock Incentive Plan (“the Plans”), ISOs are granted at a price that is not less than 100% of the fair market value, as is determined at the market close on the date of grant. If ISOs and NQSOs are granted to an employee who owns more than 10% of the total combined voting power of all classes of stock, the exercise price per share will be not less than 110% of the fair market value on the date of grant.

Options under the Plans may be granted for periods of up to ten years. Any option granted shall be exercisable at such times and under such conditions as determined by our Board and as permissible under the terms of the Plan. Options generally vest at the rate of 25% on the one year anniversary of the vesting commencement date and ratably over the next 36 months.

A summary of the stock option activity for the nine months ended September 28, 2007 is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding as of December 29, 2006	3,153	$0.79
Granted	945	6.47
Forfeited	(56)	1.43
Exercised	(342)	0.47

Outstanding as of September 28, 2007	3,700	$2.26

The total intrinsic value of options exercised during the nine months ended September 28, 2007 was approximately $3,205,000.

The total unrecognized stock-based compensation for options granted accounted for under SFAS No. 123(R) was approximately $4,383,000 as of September 28, 2007. These options had a remaining weighted-average period over which they are expected to be recognized of 3.3 years as of September 28, 2007.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our equity incentive plans. The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values were based on estimates at the date of grant as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 30, 2006	September 28, 2007	September 30, 2006
Estimated values	$6.16	$2.48	$5.12	$1.71
Expected life (in years)	5.2	6.3	7.0	6.3
Risk free rate	4.4%	4.8%	4.6%	4.8%
Volatility	62%	116%	99%	118%
Dividend yield	0%	0%	0%	0%
Estimated forfeiture rate	10%	10%	10%	10%

For the period of January 1, 2007 through June 29, 2007, we used the simplified calculation of expected life described in the Securities and Exchange Commission Staff Accounting Bulletin 107 and we estimated our stock’s volatility based on an average of historical volatilities of the common stock of several entities with characteristics similar to us. The weighted average volatility used in calculating stock-based compensation expense for the six months ended June 29, 2007 was 109.77% and the weighted average expected life for the six months ended June 29, 2007 used was 7.6 years. Given our current public company status, for stock options granted after June 29, 2007, we refined our pool of peer companies that reflect characteristics similar to us taking into account industry trends, market capitalization, annual revenue, option life and option vesting terms. The average volatility of the public peer companies used in calculating stock-based compensation expense for the three months ended September 28, 2007 was 62.38% and the average expected life of the same public peer companies used for the three months ended September 28, 2007 was 5.2 years. The risk-free rate is based on U.S. Treasury securities. We estimated expected forfeitures based on our historical experience. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

10. Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007.

We analyzed filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified its federal tax return and its state tax return in Florida as “major” tax jurisdictions, as defined. The periods subject to examination for our federal and Florida returns are the 2003 through 2006 tax years. We are not currently under audit by the Internal Revenue Service or the Florida Department of Revenue. As a result of the implementation of FIN 48, we recognized a $1,424,076 decrease in assets for unrecognized tax benefits associated with state net operating losses. The application of FIN 48 would have resulted in a decrease in retained earnings of $1,424,076, except that the decrease was fully offset by the application of a valuation allowance. There have been no significant changes to these amounts during the quarter ended September 28, 2007.

We recognize interest and penalties related to uncertain tax positions in income tax expense which were zero for the quarter ended September 28, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. We are required to adopt SFAS No. 159 effective the beginning of our 2008 fiscal year, December 29, 2007. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

11. Segment Information

We currently operate in one reportable segment, the designing, marketing and selling of fingerprint sensors to the biometric and security markets. Our chief operating decision maker is the Chief Executive Officer.

12. Senior Secured Convertible Notes

On February 28, 2007, we issued $7.5 million of senior secured convertible notes (the “Notes”), due December 31, 2010, secured by substantially all of our assets. The Notes were purchased by several of our existing preferred stockholders. Upon the closing of our initial public offering on July 2, 2007, the Notes and the associated accrued interest were converted into approximately 1,259,000 shares of common stock at a rate of $6.00 per share. The principle, accrued interest and issuance costs were reclassified from liability to equity.

13. Reverse Stock Split

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

Overview

We are a leading mixed-signal semiconductor company providing fingerprint authentication sensors and solutions to the high-volume PC, wireless device and access control markets. We believe our products, which are based on our patented TruePrint-based technology, are the most accurate, reliable, cost-effective, easy to use and versatile products commercially available today. Since our inception, we have shipped approximately 22.6 million sensors which have been integrated into over 150 different models of laptops, desktops and PC peripherals as well as over 7 million mobile phones. During the nine months ended September 28, 2007, we shipped approximately 9 million sensor units and generated revenue of $36.7 million, an increase of 54.2%, over the nine months ended September 30, 2006.

We primarily sell our products to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, and contract manufacturers. Our customers’ products are complex and require significant time to define, design and ramp to volume production. Our sales cycle begins with our marketing and sales staff and application engineers engaging with our customers’ system designers and management, which is typically a multi-month, or even multi-year, process. If we are successful, a customer will decide to incorporate our solution in its product, which we refer to as a design-win. Because the sales cycles for our products are long, we incur expenses to develop and sell our products, regardless of whether we achieve the design-win and well in advance of generating revenue, if any, from those expenditures. We do not have long-term purchase commitments from any of our customers, as sales of our products are generally made under individual purchase orders. However, once one of our products is incorporated into a customer’s design, it is likely to remain designed in for the life cycle of its product. We have experienced revenue growth due to an increase in the number of our products offered, an expansion of our customer base, an increase in the number of design-wins within any one customer and an increase in the average revenue per design-win.

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

Since inception, we have invested heavily in research and development and had not yet achieved quarterly profitability prior to the three months ended September 28, 2007. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to attain profitability will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to expand our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our operating expenses will continue to grow in absolute dollars, assuming our revenue continue to grow. As a percentage of revenue, we expect these expenses to decrease, although we have no assurance that they will.

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

•

As a newly public company, we experienced and will continue to experience increases in certain general and administrative expenses to comply with the laws and regulations applicable to public companies. These laws and regulations include the provisions of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission and the NASDAQ Stock Market. To comply with the corporate governance and operating requirements of being a public company, we incurred and will continue to incur increases in such items as personnel costs, professional services fees, fees for independent directors and the cost of directors and officers’ liability insurance. In the first three quarters of 2007, general and administrative expenses increased substantially as we added resources and incurred outside audit, valuation and legal fees in preparation to become a public company.

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

We use third-party foundries, bumping, assembly and test subcontractors, who are primarily located in Asia, to manufacture our semiconductor products. We purchase processed wafers from our fabrication suppliers, which are currently Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, and Chartered Semiconductor Manufacturing Ltd., or Chartered. We also outsource the bumping, assembly, test and other processing of our products to third-party subcontractors, primarily Chipbond Technology Corp., or Chipbond, and Signetics Corporation, or Signetics. We do not have long-term agreements with any of our third-party subcontractors.

A significant disruption in the operations of one or more of these subcontractors would impact the production of our products and could have a material adverse impact on our business, financial condition and results of operation.

Our gross margin has been and will continue to be affected by a variety of factors, including average selling prices of our products, product mix, and timing of cost reductions for outsourced manufacturing services, inventory write downs and the timing and changes in production test yields. In addition, we tend to experience lower yields on the initial production release of a new product.

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

Other income (expense) net. Other income (expense) net includes interest income earned on our short term and long term investments of cash and cash equivalents, and interest expense incurred on our borrowings. It also includes adjustments we made to record our preferred stock warrants at fair value in accordance with FSP FAS 150-5 — Issuer’s Accounting under Statement 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable. We adopted FSP 150-5 and accounted for the change in accounting principle on July 1, 2005. Upon the July 2, 2007 closing of our initial public offering, these warrants converted into warrants to purchase shares of our common stock and, as a result, the liability was reclassified to additional paid in capital.

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

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 30, 2006	September 28, 2007	September 30, 2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	52.5	60.0	53.7	59.5

Gross margin	47.5	40.0	46.3	40.5

Operating expenses
Research and development	23.4	27.8	25.4	30.8
Selling and marketing	15.4	22.6	17.4	22.3
General and administrative	10.7	7.3	11.8	6.0

Total operating expenses	49.5	57.7	54.6	59.1

Loss from operations	(2.0)	(17.7)	(8.3)	(18.6)

Total other income (expense), net	5.4	(14.4)	(23.9)	(6.2)

Net Income (loss)	3.4%	(32.1)%	(32.2)%	(24.8)%

Comparison of the Three and Nine Months Ended September 28, 2007 and September 30, 2006

Revenue. Our revenue was $15.1 million for the three months ended September 28, 2007 as compared to $8.2 million for the three months ended September 30, 2006, an increase of approximately $6.8 million, or 82.7%. Our revenue was $36.7 million for the nine months ended September 28, 2007 as compared to $23.8 million for the nine months ended September 30, 2006, an increase of $12.9 million, or 54.2%. Our higher revenues, in both timeframes, were primarily due to increased shipments to customers in the PC market. The growth reflected new design-wins reaching commercial production, as well as platform expansions at existing customers, driven by increased demand by consumers and businesses for fingerprint sensors on their PCs.

Cost of revenue and gross margin. Our cost of revenue was $7.9 million for the three months ended September 28, 2007 as compared to $4.9 million for the three months ended September 30, 2006, resulting in a gross profit of $7.2 million for the three months ended September 28, 2007 as compared to $3.3 million for the three months ended September 30, 2006, an increase of $3.9 million, or approximately 117.0%. Our gross margin was 47.5% in the three months ended September 28, 2007 as compared to 40.0% in the three months ended September 30, 2006. The increase in gross margin in the third quarter of 2007 was primarily due to improved manufacturing yields and lower manufacturing costs.

Our cost of revenue was $19.7 million for the nine months ended September 28, 2007 as compared to $14.1 million for the nine months ended September 30, 2006, resulting in a gross profit of $17.0 million for the nine months ended September 28, 2007 and $9.6 million for the nine months ended September 30, 2006, an increase of approximately $7.3 million, or 76.1%. Our gross margin was 46.3% in the nine months ended September 28, 2007 as compared to 40.5% in the nine months ended September 30, 2006. The increase in gross margin through the third quarter of 2007 was driven by more favorable product mix, improved manufacturing yields and lower manufacturing costs.

Research and development expenses. Research and development expenses were $3.5 million for the three months ended September 28, 2007 as compared to $2.3 million for the three months ended September 30, 2006, an increase of $1.2 million, or approximately 54.0%. Research and development expenses were approximately 23.4% and 27.8% of revenue for the three months ended September 28, 2007 and September 30, 2006, respectively. The increase in the third quarter of 2007 was due to $0.5 million higher compensation costs, including stock option compensation, incentives and hiring costs, resulting from the growth in the number of research and development personnel, $0.4 million of additional direct materials for silicon development, $0.2 million higher facilities costs in order to accommodate our growth and $0.1 increase in travel expenses.

Research and development expenses were $9.3 million for the nine months ended September 28, 2007 and $7.3 million for the nine months ended September 30, 2006, an increase of $2.0 million, or 27.4%. The increase in the first three quarters of 2007 was primarily due to $1.0 million higher compensation costs, including stock option compensation, incentives and hiring costs, resulting from the growth in the number of research and development personnel related to expanded research and development initiatives, $0.6 million higher facilities costs, $0.3 million increase in direct materials for silicon development, and $0.1 million increase in travel expenses.

Selling and marketing expenses. Selling and marketing expenses were $2.3 million for the three months ended September 28, 2007 as compared to $1.9 million for the three months ended September 30, 2006, an increase of approximately $0.5 million, or

24.4%. Selling and marketing expenses were approximately 15.4% and 22.6% of revenue for the three months ended September 28, 2007 and September 30, 2006, respectively. The increase in selling and marketing expenses in the third quarter of 2007 resulted from $0.4 million higher compensation costs, including stock option compensation, incentives and hiring costs related to the growth in the number of personnel and additional $0.1 million of outside service fees related to increased public relations efforts.

Selling and marketing expenses were $6.4 million for the nine months ended September 28, 2007 and $5.3 million for the nine months ended September 30, 2006, an increase of $1.1 million, or approximately 20.0%. The increase in selling and marketing expenses in the first three quarters of 2007 was primarily attributed to $0.6 million higher compensation costs, including stock option compensation, incentives and hiring costs resulting from the growth in the number of personnel, $0.4 million increase in outside services for outsourced public relations support, and $0.1 million in additional facilities costs.

General and administrative expenses. General and administrative expenses were $1.6 million for the three months ended September 28, 2007 as compared to $0.6 million for the three months ended September 30, 2006, an increase of $1.0 million, or approximately 167.5%. General and administrative expenses were 10.7% and 7.3% of revenue for the three months ended September 28, 2007 and September 30, 2006, respectively. The increase in the three months ended September 28, 2007 included $0.4 million higher compensation costs, including stock option compensation, related to hiring of additional accounting, human resource and legal personnel to support our growth. Additionally, outside service and consulting fees increased $0.6 million primarily due to audit, legal services and public company related expenses.

General and administrative expenses were $4.3 million for the nine months ended September 28, 2007 as compared to $1.4 million for the nine months ended September 30, 2006, an increase of $2.9 million, or approximately 200.6%. The increase in general and administrative expenses in the first three quarters of 2007 was driven by $1.4 million increase in outside services and consulting related to supporting financial statement audits and reviews, valuation analyses and tax provisioning support, legal services and corporate governance costs, $1.4 million of increased compensation expenses, including stock option compensation, incentives and hiring costs, related to additional accounting, human resource, and legal personnel and $0.1 million in increased travel expenses.

Other income (expense), net. Other income (expense), net increased $2.0 million to a net other income of $0.8 million for the three months ended September 28, 2007 from a net other expense of $1.2 million for the three months ended September 30, 2006, primarily due to a $1.2 million decrease in warrant revaluation expense recognized in accordance with FSP 150-5 and $0.7 million increase in interest income.

Other incomes (expense), net increased $7.2 million to a net other expense of $8.7 million for the nine months ended September 28, 2007 from a net other expense of $1.5 million for the nine months ended September 30, 2006. The increase in other income (expense) in the first three quarters of 2007 was primarily due to $7.9 million in warrant revaluation expense recognized in accordance with FSP 150-5 offset by $0.6 million increase in interest income.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations, the issuance and sale of our common and preferred stock and secured convertible debt. Our cash, cash equivalents and investments were $67.0 million as of September 28, 2007 an increase of $60.9 million from December 29, 2006. The increase in our cash, cash equivalents and investments as of September 28, 2007 was primarily attributable to the proceeds from our initial public offering, net of offering costs, of $56.3 million on July 2, 2007 and the issuance of $7.4 million of senior secured convertible notes on February 28, 2007, net of issuance costs. This was primarily offset by increase in accounts receivable and inventory, purchases of property and equipment, expenses associated with our initial public offering and operating losses incurred over the last nine months.

	Nine Months Ended
	September 28, 2007	September 30, 2006
	(In thousands)
Consolidated statement of cash flows data:
Purchase of property and equipment	$1,850	$512
Cash flows from operating activities	(1,838)	(4,853)
Cash flows from investing activities	(41,246)	5,091
Cash flows from financing activities	64,477	247

Operating activities. Net cash used in operating activities was $1.8 million in the nine months ended September 28, 2007, primarily due to increases in accounts receivable and inventory offset by increases in accounts payable due to growth in revenue.

Net cash used in operating activities was $4.9 million in the nine months ended September 30, 2006, primarily due to net losses and increased accounts receivable and inventory, but offset by increases in accrued liabilities.

Investing activities. Net cash used in investing activities was $41.2 million in the nine months ended September 28, 2007, due to purchases of short-term and long-term investments of $39.4 million and purchase of equipment of $1.8 million, primarily used by our third-party manufacturing subcontractors.

Net cash provided by investing activities was $5.1 million in the nine months ended September 30, 2006, primarily due to redemption of short-term investments to finance cash used in operations and to transfer the cash into more liquid instruments in anticipation of future cash requirements.

Financing Activities. Net cash provided by our financing activities was $64.5 million in the nine months ended September 28, 2007, due primarily to the net proceeds of $56.3 million received from our initial public offering and the issuance of our $7.4 million of senior secured convertible notes, net of issuance costs. These convertible notes were purchased by existing preferred stockholders or their affiliates. Interest on the notes was 4.0% per annum, payable semi-annually with all payments of interest until December 31, 2008 being paid in shares of our common stock and thereafter, in cash. The notes and accrued interest were converted into shares of our common stock at the rate of $6.00 per share upon the July 2, 2007 closing of our initial public offering.

Net cash provided by our financing activities was $0.2 million in the nine months ended September 30, 2006, due to the exercise of stock options during the period.

We believe our $65.5 million of cash and cash equivalents and short term investments at September 28, 2007 and expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months.

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

Contractual Obligations

During the three months ended September 28, 2007 there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 29, 2006, as described in our prospectus filed pursuant to Rule 424(b)(1) on June 27, 2007.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

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

During the 2nd quarter of 2007, we changed our contract terms with a few major distributors. The new terms do not allow for a right of return or price protection, which terms under our old agreements had previously caused sales to these distributors to be deferred until resold to end customers. We therefore now recognize revenue to these distributors upon shipment. At the time of the contract changes, this created an increase to revenue and decrease in deferred revenue of approximately $566,000 since such term changes were retroactive to prior shipments also.

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

Inventory valuation. Inventory, consisting principally of outsourced semiconductor products, is valued at the lower of cost or market. We utilize a standard costing application which approximates the first-in, first-out method. We evaluate inventory for excess and obsolescence and write down units that are unlikely to be sold based upon a twelve month demand forecast. This evaluation takes into account various matters including expected demand, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates to is sold or scrapped. If a unit that has been written down or off is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit.

Litigation related expenses. We accrue all litigation related legal expenses if these costs are probable and estimable, regardless of whether a liability can be estimated for the loss contingency, itself. If actual and forecasted legal expenses differ from these estimates, adjustments to this account may be required in future periods.

Accounting for income taxes. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, or SFAS 109. In applying SFAS 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. As of September 28, 2007, our total deferred tax assets were principally comprised of net operating loss carry forwards.

Estimation of fair value of warrants to purchase convertible preferred stock. On June 29, 2005, the FASB issued FSP 150-5. FSP 150-5 affirms that warrants to purchase shares of our mandatorily redeemable convertible preferred stock are subject to the requirements in FSP 150-5 and requires us to classify these warrants as liabilities and revalue them to fair value at the end of each reporting period. We adopted FSP 150-5 in July 2005 and recorded a charge in the amount of $4.5 million for the cumulative effect of the change in accounting principle, to reflect the estimated fair value of the warrants as of that date. We recorded charges of $0.9 million, $2.2 million, and $9.6 million in other income (expense) net, for 2005, 2006 and the nine months ended September 28, 2007, respectively, to reflect increases in the estimated fair value of the warrants.

Upon the July 2, 2007 close of our initial public offering, these warrants became exercisable for common stock and the associated liability was reclassified to additional-paid-in-capital.

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

We estimate the fair value of options granted from and after January 1, 2006 using the Black-Scholes option-pricing valuation model. This valuation model requires us to make assumptions and judgments about the variables used in the calculations. These variables and assumptions include the fair value of our common stock, the weighted average period of time that the options granted are expected to be outstanding, the estimated volatility of comparable companies, the risk free interest rate and the estimated rate of forfeitures of unvested stock options. If actual forfeitures differ from our estimates, we will record the difference as an adjustment in the period we revise our estimates. From January 1, 2006 to January 8, 2007, the fair value of our common stock was determined using enterprise values based on a discounted cash flow approach. The enterprise valuation was allocated between our various securities using the option-pricing method. For options granted on February 21, 2007, the fair value of our common stock was determined using a weighted average of discounted cash flow, comparable transactions, and market comparables. For options granted after March 30, 2007, the fair value of our common stock was determined based on the pricing of our initial public offering. For the period of January 1, 2007 through June 29, 2007, we used the simplified calculation of expected life described in the Securities and Exchange Commission Staff Accounting Bulletin 107 and we estimated our stock’s volatility based on an average of historical volatilities of the common stock of several entities with characteristics similar to us. The weighted average volatility used in calculating stock-based compensation expense for the six months ended June 29, 2007 was 109.77% and the weighted average expected life for the six months ended June 29, 2007 used was 7.6 years. Given our current public company status, for stock options granted after June 29, 2007, we refined our pool of peer companies that reflect characteristics similar to us taking into account industry trends, market capitalization, annual revenue, option life and option vesting terms. The average volatility of the public peer companies used in calculating stock-based compensation expense for the three months ended September 28, 2007 was 62.38% and the average expected life of the same public peer companies used for the three months ended September 28, 2007 was 5.2 years. The risk-free rate is based on U.S. Treasury securities. We estimated expected forfeitures based on our historical experience. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Recent Accounting Pronouncements

See Note 10 of the Notes to Consolidated Financial Statements for recent accounting pronouncements including a discussion of the impact of adopting FIN 48, “Accounting for the Uncertainty in Income Taxes” on December 30, 2006.

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

Interest rate risk. We had cash, cash equivalents and investments of $67.0 million as of September 28, 2007, which were held for working capital purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations. As of September 28, 2007, our investments were in money market funds, auction rate securities, commercial paper and certificates of deposit.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of September 28, 2007 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended September 28, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On March 22, 2006, Atmel Corporation filed a complaint in the United States District Court, Northern District of California, alleging that our fingerprint sensors infringe an Atmel patent. The complaint was amended on November 1, 2006 to add certain Atmel affiliates as plaintiffs, as well as an allegation we are infringing a second patent. The second patent is the basis for allegations that our fingerprint image software infringes Atmel’s patent. Atmel is seeking a preliminary and permanent injunction as well as treble damages, though the plaintiffs’ claimed damages have not been quantified. We have filed a counterclaim challenging the validity of the patents and seeking a judgment of non-infringement. The case is in the discovery phase with patent claim construction hearings likely to be held in the second quarter of 2008. We believe that we have meritorious defenses to all of Atmel’s claims and we intend to defend our interest vigorously. Should Atmel obtain an adverse judgment for treble damages or obtain an injunction, such judgment may have a material adverse impact on our financial condition. At December 29, 2006, we accrued the future estimated costs associated with defending this lawsuit in the amount of approximately $2,781,000.

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

We recognized net losses of $11.8 million in the nine months ended September 28, 2007, $9.8 million in fiscal 2006 and $11.1 million in fiscal 2005. As of September 28, 2007, we had an accumulated deficit of $76.9 million. To become profitable, we will have to generate greater total revenue while controlling costs and expenses. Our ability to increase revenue or achieve and sustain profitability in the future will depend substantially on our ability to increase sales of our products to new and existing customers, to introduce and sell new products and to reduce the cost of revenue. Furthermore, we expect to make significant expenditures related to the development of our products and expansion of our business, including sales, marketing and administrative expenses. As a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company. We cannot assure you that our operations will become profitable in the future.

We have experienced significant revenue growth recently, and we cannot assure you this trend will continue.

We have grown rapidly in a short period of time, with our revenue increasing 72.9% from $19.2 million for fiscal 2005 to $33.2 million for fiscal 2006 and 54.2% from $23.8 million for the nine months ended September 30, 2006 to $36.7 million for the nine months ended September 28, 2007. We cannot assure you that we will achieve similar growth rates in future periods. You should not rely on the results of any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our stock price may decline, and we may not have adequate financial resources to execute our business objectives.

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

A relatively small number of end customers account for a significant portion of our revenue in any particular period. In fiscal 2006, Fujitsu Ltd. and Hewlett-Packard Company, either directly or through their suppliers, accounted for 32.2% and 26.8%, respectively, of our revenue in 2006. Our top five end customers accounted for 80.7% of our revenue in fiscal 2006 and 84.8% in the nine months ended September 28, 2007. We expect that our history of high end customer concentration and attendant risk will continue in future periods. The loss of any significant end customer will limit our ability to sustain and grow our revenue.

The market in which we participate is highly competitive, and if we do not compete effectively, we may not be able to increase our market penetration, grow our revenue or improve our gross margins.

The fingerprint authentication market is very competitive and changing rapidly. We expect increased challenges from existing as well as new competitors. Some of our competitors have offered solutions at lower prices, which have resulted in pricing pressure on sales of our fingerprint sensors. We expect further downward pricing pressure from our competitors and expect that we will have to price our fingerprint sensors aggressively to increase our market share. If we are unable to reduce our costs, our operating results could be negatively impacted. Increased competition generally may also result in reduced revenue, lower margins or the failure of our products to achieve or maintain widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Our revenue is made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel purchase orders or defer the shipments of our products. We manufacture our products according to our estimates of customer demand. This process requires us to make multiple demands forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may manufacture products that we may not be able to sell. In addition, the rapid pace of innovation in our industry could render obsolete significant portions of such inventory. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves which would adversely affect our business and financial results. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.

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

The percentage of our revenue attributable to shipments to customers outside the United States was 88.1% in fiscal 2005, 91.9% in fiscal 2006 and 96.5% in the nine months ended September 28, 2007. We expect that revenue from customers outside the United States will continue to account for a significant percentage of our revenue. In addition, we maintain international sales and technical support offices in China, Germany, Japan, South Korea and Taiwan, and we rely on a network of distributors and sales representatives to sell our products internationally. Moreover, we have in the past relied on, and expect to continue to rely on, subcontractors located in China, South Korea and Taiwan. Accordingly, we are subject to several risks and challenges, any of which could harm our business and financial results. These risks and challenges include:

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

16,470,023 shares of common stock are subject to a lock up agreement entered into in connection with our initial public offering. No stockholders will be contractually prohibited from selling these shares after December 23, 2007. Any or all of these shares may be sold prior to December 23, 2007 at the discretion of Lehman Brothers Inc. To the extent shares are released before the expiration of the lock-up period and these shares are sold into the market, the market price of our common stock could decline. In addition, after December 23, 2007, we will not be contractually prohibited from issuing and selling additional shares of our common stock. Any sale by us or our current stockholders of our common stock in the public market, or the perception that sales could occur, could adversely affect the prevailing market price for our common stock.

In addition, the holders of 19,495,217 shares of common stock, which includes shares issuable upon exercise of our outstanding warrants, are entitled to rights to cause us to register the sale of those shares under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration. These registration rights of our stockholders could impair our ability to raise capital by depressing the price of our common stock. We may also sell additional shares of common stock in subsequent public offerings, which may adversely affect market prices for our common stock.

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

Our executive officers, directors, current five percent or greater stockholders and affiliated entities beneficially own approximately 44.8% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control that other stockholders may view as beneficial.

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

Unregistered Sales of Equity Securities

On July 2, 2007 we issued 652,642 shares of our common stock upon the net exercise of warrants to purchase 798,099 shares of our common stock held by investors. On July 19, 2007 we issued 147,249 shares of our common stock upon the exercise of warrants held by investors. Total cash paid to us upon exercise of the warrants was $295,200. The securities issued in the foregoing transactions were offered and sold in reliance on exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering.

Use of Proceeds from Registered Securities

As part of our initial public offering, on July 2, 2007 we registered 7,500,000 shares of our common stock under Form S-1 (File No. 333-141348), which was declared effective by the Securities and Exchange Commission on June 26, 2007, at an offering price of $11.00 per share. We registered 5,625,000 of these shares on our behalf and 1,875,000 of these shares on behalf of certain of our selling stockholders.

The offering of the common stock resulted in net proceeds of approximately $56 million to us after deducting underwriting discounts and commissions of approximately $5.8 million and offering costs of approximately $1.5 million. The net proceeds from our initial public offering will be used for working capital and general corporate purposes, including potential acquisitions. We have no current agreements or commitments with respect to any material acquisitions.

This expected use of the net proceeds represents our current intentions based upon our present plans and business condition. The amounts and timing of our actual expenditures will depend upon numerous factors, including cash flows from operations and the anticipated growth of our business. We will retain broad discretion in the allocation and use of our net proceeds.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTEC, INC.

	By:	/s/ F. Scott Moody
F. Scott Moody
Chief Executive Officer
(on behalf of the Registrant and as the Registrant’s Principal Executive Officer)
DATE: November 1, 2007

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.