Form 10-K
period 2007-12-28
AUTHENTEC INC
filed 2008-02-29
CIK 1138830

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33552

AuthenTec, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	59-3521332
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Rialto Place, Suite 400, Melbourne, Florida	32901
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (321) 308-1300

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	Nasdaq Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the NASDAQ Global Market closing price on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $151,687,000.

The number of shares of the registrant’s common stock outstanding as of February 28, 2008 was 28,017,600.

Documents Incorporated By Reference: Certain sections of AuthenTec, Inc.’s definitive Proxy Statement for use in connection with its 2008 annual meeting of stockholders, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K Report where indicated.

AUTHENTEC, INC.

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10K contains statements relating to expected future results and business trends that are based upon our current estimate, expectations, and projections about the industry, and upon our beliefs, and certain assumptions we have made that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “guidance,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “prospects,” “outlook,” “forecast,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: demand for, and market acceptance of, new and existing fingerprint sensors in the PC and wireless markets, our ability to secure design wins for enterprise and consumer laptops and wireless devices, the adoption of our sensors in desktops and PC peripherals, the rate at which we increase our activity and opportunities in the wireless market, and additional opportunities in various markets for applications that might use our products, and changes in product mix, as well as other risks detailed from time to time in its SEC filings. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Company Overview

We are a leading mixed-signal semiconductor company providing fingerprint authentication sensors and solutions to the high-volume PC, wireless device, access control and other markets. The fingerprint sensor market is experiencing rapid growth driven by the proliferation of mobile computing and wireless communication devices. These devices store an increasing amount of sensitive and valuable personal and corporate data, yet are highly vulnerable to loss, theft, intrusion and fraud. In light of these vulnerabilities, the enhanced security features provided by our solutions have become increasingly important. We believe our products, which are based on our patented TruePrint technology, are the most accurate, reliable, cost-effective, easy to use and versatile products commercially available today. Unlike most competing sensor technologies which read the skin’s surface layer, our TruePrint technology is capable of obtaining high-density images from fingers under virtually any condition by reading the live layer below the skin’s surface.

Since our inception in 1998, we have shipped over 25 million sensors which have been integrated into over 200 different models of laptops, desktops and PC peripherals as well as over 7 million mobile phones. In response to accelerating demand, we shipped over 12.7 million sensor units in 2007, an 84.1% increase over the 6.9 million sensor units we shipped in 2006. Correspondingly, our revenue increased over the same period from $33.2 million in 2006 to $52.3 million in 2007, a 57.5% increase. In the last two years, we generated revenue from over 100 customers, including some of the world’s leading PC and wireless device manufacturers and their suppliers. These companies have included Acer, Inc., ASUSTeK Computer, Inc., Fujitsu Ltd., Hewlett-Packard Company, High Tech Computer Corp., Hitachi, Ltd., Lenovo Group Limited, LG Electronics Inc., Samsung Electronics Co., Ltd., Acer Inc. and Toshiba Corporation.

We believe we are well positioned to benefit from the continuous drive of our customers to add features to, and enhance the functionality of, their products including the demand for integrated and convenient security solutions. Our research, development and marketing efforts are focused on the following markets which are characterized by significant unit volumes and high growth rates:

•	PCs: laptops, desktops and PC peripheral products, such as memory keys, hard drives, keyboards, mice and other devices;

•	Wireless devices: cellular phones and other wireless communication devices, including personal digital assistants, or PDAs; and

•	Access control: time and attendance products, home security systems, business physical access control systems and other access control devices.

In the PC laptop market, the use of fingerprint sensors has been embraced by customers worldwide. We estimate that approximately 20% of laptops shipped in 2007 contained an integrated fingerprint sensor. Our sensors are used to secure the PC and the data stored on it, as well as, to replace passwords used to access networks or websites. In addition, wireless device manufacturers in certain countries, particularly in Japan, have incorporated our sensors into their products in order to support security and M-commerce applications. M-commerce is the use of a wireless device for personal financial transactions including credit or debit transactions. We estimate that over 10% of M-commerce enabled mobile phones shipped in Japan in 2007 included a fingerprint sensor. We believe that as PC, wireless device and access control product manufacturers continue to integrate additional features, demand for our products will continue to grow.

Our TruePrint technology uses radio-frequency, or RF, signals to read below the skin’s outer surface layer to the live layer of skin. TruePrint produces high-quality, high-density fingerprint images from which large amounts of information can then be extracted to uniquely identify the individual. We believe TruePrint enables our solutions to work for the largest number of possible end users under the widest variety of conditions. This technology also allows us to build sensors that use less silicon than competing silicon-based technologies, making our solution well suited for our target markets where small form factor and cost are critical determinants. Our TrueMatch matching algorithms and TrueFinger anti-spoofing technologies use this information to rapidly identify an individual in a highly accurate and secure fashion. We also offer device level software, documentation and applications support as an integrated and bundled solution, thus making it easier for our customers to integrate our products into their own.

In addition to the convenient security features of our products, we provide several other product capabilities and enhancements under our “Power of Touch” initiative. These include TrueNav, a navigation feature that allows the sensor to be used for cursor control, and TrueYou, a personalization feature that allows each finger to be used for a specific function, using for example each finger for a separate speed dial on a phone or for launching a specific PC application. We believe the convergence of security, navigation, personalization and convenience enables our customers to efficiently create products that are more secure, attractive, innovative and easier to use. We are continuing to expand our product portfolio by offering additional features and functionality specific to our target markets.

Our headquarters is located in Melbourne, Florida, and we have development centers in Melbourne, Florida and Shanghai, China. We also have sales and application engineering offices in several locations throughout the United States, Europe and Asia to service our global customer base. We had 115 full-time employees world wide as of December 28, 2007, of which over 80% were in research and development, and selling and marketing.

Industry Overview

The Increasing Need for Authentication

The increasing proliferation of portable computing and communications devices including laptop PCs and wireless devices has been driven by improvements in computing power, battery life, performance, communications infrastructure and decreases in cost and size. There has been a corresponding growth in the amount of electronic data accessed and exchanged due to the increasing number of applications that manage, manipulate, store, transmit and secure such information, as well as those that facilitate E- and M-commerce. Businesses and consumers increasingly use a variety of devices, including PCs and wireless devices, to store and transmit sensitive data electronically. These devices are generally shipped with minimal authentication protection, if any, and can be easily manipulated by unauthorized users should the devices be lost or stolen.

Effective identification and authentication systems controlling access to sensitive information are critical to the safety and integrity of data, transactions and communications. Security breaches and frauds resulting from failures in authentication and identification systems can cause economic harm for individuals and corporations and has become a chief concern for businesses and consumers alike. Today, the primary method of protecting and securing electronic information is through the use of passwords. The average person must remember multiple passwords and regularly uses common identifiers such as maiden names and birthdays as passwords. These types of passwords are not foolproof and can be relatively easy to copy, lose, forget or have stolen.

As a result of poor computer security and the proliferation of mobile electronic devices used to store large amounts of information, including databases of customer profiles with personally identifiable information, the potential for a corporate data breach that results in consumer identity theft is increasing. According to PrivacyRights.org, over 217 million personal information records were reported as compromised due to data device loss, theft, or hacking from January 2005 to December 2007. In addition, the lost business of disconcerted customers, escalating legal and PR expenses, and other costs associated with breaches are costing U.S. companies millions of dollars each year. On average, corporate data breaches are costing companies $6.3 million per incident, according to a 2007 benchmark survey by the Ponemon Institute. Ponemon’s third annual survey on the impact of data breaches shows that despite more awareness of the high price that breaches bring, the average cost of such rose 8% to $197 per record compromised, a 43% jump from 2005.

Our Target Markets

To respond to a more electronically oriented and mobile society, we expect that our customers will increasingly demand security and authentication technologies that provide their end users with confidence that their sensitive personal and corporate information will not be compromised. To achieve this goal, we believe device manufacturers will require the integration of fingerprint sensor technologies into their products that are low-cost, reliable, accurate, fast, convenient, small in size and capable of reading fingerprints under virtually any condition. Our target markets include:

•

PCs. The PC market, particularly laptops, currently represents the largest market segment using fingerprint sensors. According to IDC, a leading market research and analysis firm, approximately 105.3 million laptops were shipped worldwide in 2007. Of this amount, we believe approximately 20% of laptops shipped in 2007 had an integrated sensor. Laptop shipments are expected to grow at a compounded annual growth rate, or CAGR, of approximately 12% from 2007 to 2009. The desktop and PC peripheral markets also represent significant market opportunities for our products. We estimate these two markets represent over 500 million units shipped in 2007. The demand for our products is being driven by the need for increased security for personal and corporate data stored on these devices or on the network, and the convenience of replacing passwords.

•

Wireless Devices. We believe the integration of fingerprint sensors into wireless devices is in its early stages and will accelerate consistent with the adoption rates of other wireless device features that first found acceptance in the Japanese market such as camera functionality, internet access and mobile television. According to IDC, over 1.0 billion wireless devices were shipped worldwide in 2006 and over 1.2 billion were forecasted to ship in 2007, and this market is expected to grow at a CAGR of approximately 7% from 2006 to 2010.

We believe the demand for our products will grow as M-commerce expands globally with the use of wireless devices as a means of commerce. M-commerce is a well established means of executing financial transactions in certain countries such as Japan. We estimate that approximately 10% of M-commerce enabled mobile phones shipped in Japan in 2007 included a fingerprint sensor. Consumers embrace M-commerce because of its convenience and security advantages while service providers and credit card companies value the revenue opportunities it creates. ABI Research forecast that by 2012, some 292 million handsets – just over 20% of the global mobile handset market – will ship with built in NFC capabilities. We believe fingerprint sensor technology is critical to the continued adoption of M-commerce as issues of security and authentication for the integrity of financial transactions become paramount to both the user and the financial institution.

•

Access Control. While physical access control presently represents the smallest of our three markets, the adoption of fingerprint sensors in this market is being driven by the desire to replace or complement traditional access methods such as keycards and by mandates and other standardization procedures undertaken across different verticals. According to Frost & Sullivan, the North American electronic access control market (EAC) totaled $1.3 billion in 2006, and is estimated to reach $4.2 billion by 2010. Biometrics, in particular, is emerging as the fastest growing segment of the North America EAC market.

In addition to these markets, we believe there are opportunities to penetrate and capitalize on several emerging market opportunities such as automotive and consumer products.

Biometrics Market Background

Biometrics is the process of gathering and processing a certain set of physical or behavioral characteristics in order to identify an individual. Government and law enforcement agencies were the first to develop and adopt biometric technologies with a focus on fingerprint biometrics. In the United States, law enforcement agencies have long used both manual and electronic methods for collecting and comparing fingerprints. Other countries have similar systems which have been used for a variety of purposes from criminal background checks to voter registration. Today, there are several types of biometric alternatives including fingerprint, iris scan, voice authentication, retina scan, hand geometry and facial scan. These alternatives provide varying levels of identification and authentication success. For example, iris scan and retina scan technologies have been adopted, but are generally expensive and require a significant amount of equipment to deploy the solution. As a result, these technologies are being used on a limited basis, and primarily in lower volume governmental, law enforcement or physical access control applications.

The International Biometrics Group, or IBG, estimates that worldwide biometric revenue will grow from approximately $3.0 billion in 2007 to approximately $7.4 billion in 2012, representing a CAGR of approximately 20%. The largest share of these revenue are generally criminal justice and civil oriented applications and includes such applications as the federal, local and state criminal justice systems, driver licenses, the US-Visit program and similar programs throughout the world. According to IBG, fingerprint biometrics, is one of the fastest growing sub-segments of the overall biometrics market.

Fingerprint Biometrics Market

In the 1990s, electronic fingerprint scanners were developed to replace ink and paper-based systems and primarily used optical technologies to image the patterns on the surface of the finger and convert those patterns into images of the fingerprint. These technologies were sometimes not able to acquire useful data from people with imperfections in their finger skin such as dry, thickly callused or worn smooth fingerprints. The cost, size and performance issues associated with these early technologies gave rise to semiconductor-based sensors as companies began to explore the commercial application of fingerprint authentication. In addition to our TruePrint technology, there are now several types of semiconductor-based fingerprint technologies in the market, such as DC capacitive and thermal. However, we believe these other technologies are limited by their reliance on reading the surface of the finger. Although generally lower in cost and smaller in size than the predecessor optical fingerprint scanners, these competitive sensor technologies often suffer the same surface-related performance issues.

A 2007 report from Research and Markets on biometric market trends says that fingerprint recognition is expected to remain the dominant technology in terms of revenues and number of deployments in the financial sector. Its advantages of acceptable accuracy, low hardware costs, and wide applicability to different financial applications will drive its dominance.

The silicon fingerprint sensor market is a sub-segment of the global fingerprint biometrics market and includes sensors based on various technologies of varying capabilities, size and cost. Although still in its early stages, the market is growing rapidly. According to the most recent report from Frost and Sullivan, the overall silicon fingerprint sensor market is expected to grow from 2006 at a CAGR of over 50% to $2.0 billion by 2013. They forecasted that approximately 21.8 million units would be shipped in 2007 world wide. Growth in the fingerprint sensor market is being driven by a variety of factors including:

•	heightened awareness of the need for security;

•	demand for enhanced security as PCs and wireless devices continue to store additional sensitive data;

•	proliferation of portable electronics;

•	inadequacies and/or expense associated with various security solutions;

•	growth in E- and M-commerce;

•	need for small and cost-effective solutions catering to high volume end markets; and

•	desire for additional functionality such as navigation and personalization features.

The silicon fingerprint sensor market, the market in which we operate, comprises two different types of products: touch and swipe sensors. Touch, or area, sensors are generally larger and more costly than swipe sensors. Users of touch sensors place their finger on the sensor. Swipe sensors are generally smaller and less costly and involve the user swiping their finger across the sensor. Swipe sensors have become the more dominant form factor over the past few years and now represent a significant majority of sensors shipped.

Our Competitive Strengths

We believe the following competitive strengths will enable us to maintain a leading position in the fingerprint biometric market:

Proprietary and Proven Advanced Technology Platform. While other fingerprint technologies generally read only the surface layer of the skin, our patented TruePrint technology is able to read the live layer of skin below the skin’s outer surface. By reading the live layer, we are able to produce a high density and accurate image of the skin under virtually any condition regardless of changing environments and finger conditions. Our TrueMatch matching algorithms use these higher quality images to accurately and securely match the user, a process which we believe is one of the most accurate and secure matching capabilities available in the market today. Our proprietary technologies are protected by 35 issued U.S. patents and 31 U.S. patent applications.

Low-Cost Advantage. As a result of our TruePrint and TrueMatch technologies, our sensors use less silicon as compared to other commercially available semiconductor-based solutions. We believe this provides us with a significant cost advantage over our competitors. We operate a fabless manufacturing model and utilize standard, high volume fabrication processes, allowing us to take full advantage of the cost reduction and yield enhancements associated with these processes.

Comprehensive Fingerprint Authentication Solutions. We offer comprehensive solutions optimized for our target market. Our solutions include the sensors, algorithms, software and reference designs that allow our customers to easily integrate our solutions into their products. By using our solutions, our customers benefit from improved time-to-market and reduced development costs.

Multiple Products Targeted for High Volume End Markets. As a result of being a focused semiconductor company, we have introduced 16 products tailored specifically to our target markets. Our products include some of the smallest fingerprint sensors available in the market, a critical consideration for many of our customers.

Strong Relationships With Leading Global PC and Wireless Device Manufacturers. We have developed long-standing collaborative relationships with leading customers worldwide. These strong relationships enable us to work with our customers and tailor our solutions to fit into their research and development efforts. We have support offices in North America, Europe and Asia to provide our global customers with convenient local sales and technical support.

Increased Functionality With the Power of Touch. In addition to the convenient security aspects of our products, our sensor solutions also provide other features such as TrueNav and TrueYou. TrueNav allows the sensor to be used as a “touchpad” or “joystick” type device where the sensor tracks the motion of the finger. By controlling the cursor with the finger, the sensor can be used to augment, or replace, the four way rocker switches generally found on wireless or other small form factor devices. TrueYou allows the sensor to be used to personalize or customize a customer’s product. Capitalizing on the fact that each fingerprint is unique, each finger can represent a different function. For example, in a PC, each finger can launch a different application or website. In a mobile phone, each finger can be used as a separate speed dial. With the Power of Touch, customers can add additional features and functions to their own products, with the potential to also reduce overall costs.

Our Growth Strategy

We intend to maintain and extend our leadership in the fingerprint sensor market by pursuing the following strategies:

Increase Penetration within Existing and New End Markets. To date, we have shipped over 25 million fingerprint sensors. However, our target markets, which consist of PCs, wireless devices and access control products, shipped over 1.6 billion units in 2007. Thus, we believe the opportunity for significant continued adoption of fingerprint sensors remains in our targeted markets. We plan to increase our penetration of these markets by continuing to offer an attractive solution in terms of ease of integration, size, cost, ease of use and security. We will continue to work with leading PC OEMs and wireless device manufacturers and end users to drive the global adoption of our products. In addition, to continue our growth into access control and enter the automotive and consumer electronic markets, we intend to expand our sales and marketing team to achieve deeper penetration into these markets.

Extend Leadership Position to Remain Provider of Choice for Fingerprint Sensors. We believe our proprietary TruePrint, TrueMatch and TrueFinger technologies comprise a comprehensive, integrated solution and represent key competitive differentiators for us. We intend to continue to invest in research and development to enhance our technology platform, to protect our intellectual property and to maintain our position as a technology innovator. Finally, we intend to continue to collaborate with our customers to ensure that we are developing products and functionality consistent with our customers’ design objectives.

Continue to Enhance the Functionality of Our Products. Our current product offering provides our customers with an accurate, reliable, cost-effective, versatile and secure solution. Our products provide several security features including the protection of hardware and data, the replacement of passwords and the enablement of E- and M-commerce. Our products allow for personalization of a device such as the ability to use different fingerprints to launch different applications. In addition, our products can be used for navigation, in which the sensor can be used for cursor control. We believe our sensor technologies will increasingly be used to replace button technologies on wireless handsets and other small form factor devices. We plan to continue to provide solutions that offer enhanced security, innovation and convenience for our customers as we believe it is critical to achieving increased market penetration.

Pursue Selective Acquisitions of Complementary Technologies or Companies. We intend to evaluate and potentially make acquisitions of technologies and products that are complementary to our product portfolio. Our semiconductor solution is based on highly advanced technology, and we believe we are capable of integrating certain ancillary technologies into our solution in order to broaden our product portfolio functionality and accelerate growth and entry into new markets.

Continue to Maintain Low–Cost Leadership. We believe we currently offer one of the smallest commercially available fingerprint sensors at the lowest cost in the industry. We believe this is a critical attribute for our customers. Our management and engineering teams have significant experience reducing product costs. We intend to preserve our low-cost advantages by seeking to improve our design process and packaging techniques, integrating additional functionality into our existing solutions and leveraging our fabless manufacturing model as our shipments increase.

Products

We design, develop and sell mixed-signal fingerprint sensor semiconductors primarily used in the PC, wireless device and access control markets. We offer a broad range of fingerprint sensors that enable users to securely and easily access and control multiple functions on an electronic device by touching or sliding their finger across the sensor. Our fingerprint sensors utilize unique information in fingerprints to verify both the identity of the individual as well as the unique, individual fingers on the same person. Our solutions capture an image of the fingerprint, extract unique information from it and save it as a template, a mathematical representation of the fingerprint image. Subsequently, the information is compared to that from a future template to determine if it is the same finger.

Because our fingerprint sensors can accurately and consistently identify individual fingers, we can use our sensors in multiple applications related to security, password replacement, financial transaction authentication and personalization applications within our target markets. Our sensors also can track the relative location of one’s finger movement and thus can be used as a form of cursor control, functionality valued in a smaller form factor device where we can replace a four way mechanical switch. We refer to this ability to use our sensors for such a wide variety of tasks as the Power of Touch. With the Power of Touch, our customers can use our sensors to add a number of value-added features to their own products. In the PC, this may include network log on, password replacement, parental control, fast user switching, and quick applications access, menu scrolling and other features that differentiate their products and improve the user experience. In the cell phone, in addition to the items noted for the PC, other added capabilities include using the sensor for cursor control which replaces the mechanical switch, M-commerce authentication and speed dial capabilities where each finger is associated with a different number.

Our products are used in a wide range of PC products and related peripherals including laptops, desktops, memory keys, hard drives, keyboards, mice and other devices. Our products have also been integrated into a number of wireless devices including mobile phones, PDAs and PNDs as well as access control devices such as door locks, time and attendance devices and remote wireless entry keys.

We offer a complete solution to our customers including the sensors, matching algorithms and device level software (device drivers and applications programming interfaces), along with a complete set of documentation and application support. In addition to internally developed software included in our products, we support third-party software vendors whose products interact with our sensor products.

We currently provide fingerprint sensor products to three major markets:

PCs – The AES4000, AES3400, AES2501B and AES1610 series of touch and swipe sensors are designed for integration into laptops, desktops and PC peripherals. These devices enable both security and convenience features and can be found in products sold into the business and consumer markets.

•

The AES4000 is our medium-sized touch sensor. This product has been used in a variety of laptops and PC peripherals throughout the world. With its integrated USB and wide pixel array, this sensor can be used with our TrueMatch or other fingerprint matchers. The AES4000 enables manufacturers to add new security, convenience and personalization functions that are controlled by the touch of a user’s finger. In many applications the AES4000 was replaced by newer versions of our sensors.

•

The AES3400 is our smallest touch sensor for the PC market. Used in a variety of laptops, desktops and PC peripherals, the AES3400 features an integrated USB and fully supports advanced USB power states, which allows an end user to extend critical battery life on mobile devices. In many applications the AES3400 was replaced by the AES2501B or AES1610.

•

The AES2501B is a medium-sized swipe sensor and was the first of our swipe sensors introduced for the PC market. This sensor features an integrated USB and wide pixel array, enabling manufacturers to use the sensor with both TrueMatch and other fingerprint matchers. The AES2501B is presently our highest selling product in the PC market.

•

The AES1610 is a high performance swipe sensor that delivers our advanced security, touch pad-like navigation and other features in our smallest swipe sensor for PC applications. The AES1610 has security features that take advantage of the system’s trusted platform module, or TPM, to protect the entire system – from start-up to log-off. This sensor features a sensor flash memory interface that securely stores the fingerprint matcher and user biometric data on external flash memory. This feature provides manufacturers with the flexibility to store biometric data in a variety of secure locations. The AES1610 can support fast swipe speeds which further enhances the user experience. The AES1610 is the fastest growing product in our PC market.

Wireless Devices – Our AES2510, AES1510 and AES1710 families of swipe sensors are designed for integration into mobile phones and other wireless communications devices. These devices enable both security and a variety of convenience features used today worldwide in full featured mobile phones.

•

The AES2510 is a medium-sized swipe sensor and was our first swipe sensor introduced into the wireless device market. This device protects the phone and its stored information, and also offers service operators a convenient and secure method to authenticate services, such as M-commerce and wireless banking. The sensor also allows wireless device manufacturers to add new features such as gaming navigation, touch menu scrolling, multi-finger speed dialing, hot key application launch, favorite song and photo recall, and other features that differentiate the wireless devices and improves the user experience. With its multiple system interfaces and wide pixel array, the AES2510 can be used in a variety of mobile platforms employing TrueMatch or other fingerprint matchers. In most wireless device applications the AES2510 was replaced by the newer AES1510.

•

The AES1510 is a high performance swipe sensor that delivers our advanced security touch pad-like navigation and other features in our smallest solution available for the wireless device market. Currently, this sensor is used in several mobile phones. Like the AES2510, the AES1510 also protects access to the phone’s stored information, enables operators to provide new mobile commerce and wireless banking services, and supports fast swipe speeds. In many applications, the AES1510 is being replaced by the AES1710.

•

The AES1710 is an evolution of the industry leading 1510 architecture in a 0.18 micron layout, delivering further cost reduction by yielding more die per wafer. The AES1710 also delivers low voltage I/O to leverage the power savings for mobile wireless applications. The AES1710 incorporates an on chip low power touch to wake mode which allows the sensor to be used as a wake up function for mobile phones. In addition to all of the AES1510 capabilities, the AES1710 allowed for 50% thicker durability coatings and delivering best in class robustness for outside the case applications.

Access Control – Our AFS2 and AFS8600 series of sensors are designed for integration into a wide range of access control applications including physical access control systems and time and attendance devices. These sensors can be used in applications that provide secure physical access control in corporate and home environments.

•

The AFS2 is a large touch sensor used in physical and logical access control systems worldwide. This sensor contains an asynchronous serial interface that can easily be designed into a variety of embedded platforms. The AFS2 features ruggedized packaging required to perform in indoor or outdoor environments. The AFS2’s wide image area is capable of supporting TrueMatch and other matching technologies. The AFS2 remains our highest shipping product in the access control market.

•

The AFS8600 provides our advanced security in a lower cost, medium-sized touch sensor. This product is used in door locks and time and attendance devices and has the features of the AFS2 that allows it to perform in harsh indoor or outdoor environments. The AFS8600’s wide image area is capable of supporting TrueMatch and other matching technologies enabling manufacturers to design the sensor into new or existing biometric solutions. The AFS8600 contains multiple interfaces for developers to integrate with industry standard host processor based solutions.

Technology

Fingerprint biometrics use unique information in fingerprints to verify the identity of individuals. Fingerprint sensors and the associated solutions capture an image of the fingerprint, extract unique information from it and save it as a template. A template is a mathematical representation of the unique information extracted. Subsequently, the template information is compared to that from a future image to determine if it is the same finger. Typical fingerprint sensors observe or interact with the surface of a finger to form an image of the fingerprint. Such methods are sensitive to finger wear, damage and contamination of the skin surface, resulting in interference that degrades the quality and amount of information that can be used for verification. The performance of these systems thus varies according to the condition of individual fingers, which can be affected by factors such as occupation, age, ethnicity, contamination and climate. Certain technologies can create a poor user experience as the system cannot obtain enough information for adequate verification, resulting in the user being incorrectly and inconveniently rejected. Alternatively, certain technologies can result in poor security as the system has less information to use, thereby increasing the probability that an imposter could be falsely verified.

Our sensors are based on our proprietary, core technologies and are supported by software components from the matching algorithms to the client/device level application software.

TruePrint. Our technology was developed to address the concerns of previous technologies and provide a low- cost, convenient, effective and secure method for verification that is effective under virtually any condition. Skin has distinct layers that separate the underlying tissue from the environment. On the surface is a layer of dead skin cells that are formed in the shape of the fingerprint pattern. On the inside is a layer of living cells that regenerate the skin’s surface as it wears down. This live, inside layer is where the shape of the fingerprint pattern originates and is separated from the dead skin by an electrically conductive fluid layer. TruePrint works by coupling a small RF signal into the finger once the finger is placed on the sensor. The RF signal couples with the conductive fluid layer, forming a two dimensional field between the finger and the silicon sensor. The strength of the field is modulated by the shape of the conductive fluid layer, and thus mimics the shape of the fingerprint pattern. An array of tiny antenna plates combined with instrumentation amplifiers, signal processing and data acquisition circuits inside the sensor sense the strength of the field and convert it into digital data corresponding to the image of the fingerprint pattern. Because the image originates from the shape of the live layer, it is much less affected by surface conditions of the finger such as wear, dirt, contamination and moisture. Since TruePrint technology is an active system controlling both the transmission of the RF signal and the receivers, it can adapt the tuning of both components to obtain the best quality image for different fingers and environments.

TrueMatch. Once captured, the digital fingerprint image from TruePrint is analyzed by our TrueMatch technology. TrueMatch is our patented algorithm technology for extracting and matching unique information from a fingerprint. The technology typically runs in software on the host processor attached to the fingerprint reader. The combination of TruePrint and TrueMatch technologies allows us to acquire a large amount of unique information from a very small area of the finger enabling us to significantly reduce the surface area and hence the silicon cost of our products. Unlike alternative algorithms, which often use minutiae data and require larger images to perform acceptably, TrueMatch uses a combination of global and local features in the fingerprint image to maximize the information density. TrueMatch also incorporates patented compositing techniques to build a fingerprint template over time that is physically larger than a single image obtained from the sensor. This is essential for the convenient operation of a small sensor and eliminates the need for the user to accurately position a finger in the same place each time. Compositing also allows the template to be dynamically updated with new information during normal use, thus improving ease of use over time. TruePrint’s high quality images and TrueMatch’s high accuracy algorithms have allowed us to develop one of the smallest fingerprint sensors commercially available.

TrueFinger. TrueFinger dynamically adapts the TrueMatch circuits to measure properties of finger skin placed on the sensor while the finger is being scanned. These properties are used to help differentiate between real fingers and fake fingers, often referred to as anti-spoofing. TrueFinger converts the properties of the skin into digital data which are then sent to the host computer for analysis by TrueMatch. TrueMatch compares the data with expected properties to ensure fingerprint authentication.

TrueNav. TrueNav uses the high quality image capabilities of TruePrint to track the motion of a finger placed on the sensor. Motion is tracked and processed to create two dimensional direction vectors which are then used by the display system on the host to control the motion of an on screen cursor. TrueNav uses a combination of silicon circuitry and software with techniques to minimize the amount of power consumed by the silicon. This is important for mobile applications where frequent use of cursor navigation would otherwise drain the battery.

TrueYou. TrueYou takes advantage of each finger’s uniqueness and allows for the programming of different functions on a device based on which finger is used. This might include each finger launching a different application or being used to speed dial a phone number.

IC Packaging. Unlike most semiconductor integrated circuit products, our products are visible in consumer devices and must be designed to account for durability, ergonomic and aesthetic requirements. We have developed numerous semiconductor packaging technologies to support these requirements, enabling exposed silicon integrated circuits to survive the rigors of day-to-day use.

Selling and Marketing

We sell our products worldwide through multiple channels, including our international direct sales force and our network of independent sales representatives and distributors. Each of these sales channels is supported by our customer service and marketing organizations. We have customer service personnel in Melbourne, Florida and Taiwan. Our sales and application engineering offices are in the United States, Germany, Taiwan, China, South Korea and Japan. We intend to expand our sales and technical support capabilities in key regions as necessary.

Our sales organization engages directly with all major customers and is instrumental to the design process. We believe that maintaining a close relationship with our customers improves their level of satisfaction and enables us to anticipate and influence their future product needs. Our direct sales force is supplemented with independent sales representatives and distributors, who have been selected based on their understanding of our target markets, technical knowledge and relationships with our target customers. Our sales representatives and distributors include ADM, Inc., Concord Marketing International, Edom Technology Co., Ltd., Marubun Corporation, New Tech Solutions, Inc., Parallax Sales, Richpower Electronic Devices Co., Ltd. and Westmark-Compass, Inc. We provide ongoing technical training to our sales representatives and distributors to keep them informed of our existing and new products. Sales in conjunction with our sales representatives accounted for substantially all of our revenue in 2007 and 2006.

Our sales cycle can vary widely and is dependent on the specific customer’s research and development cycle. The sales cycle requires a significant investment in time, resources and engineering support before realization of income from product sales, if at all. These lengthy sales cycles mean that customer’s vendor selections, once made, can be difficult to change.

Our marketing group is responsible for market and competitive analysis and is focused on capitalizing on market opportunities. This group works closely with our product research and development groups to align development programs and product launches with our OEM customers’ schedules. Additionally, this group is responsible for the production and dissemination of sales and advertising materials, such as product announcements, press releases, brochures, magazine articles, advertisements and cover features in trade journals and other publications. We also participate in public relations and promotional events, including industry tradeshows and technical conferences.

As of December 28, 2007, we had 26 full time employees in our selling and marketing group.

Customers

We principally sell our products to OEMs, ODMs and contract manufacturers. ODMs and contract manufacturers typically design and manufacture products to sell to OEMs. The primary markets utilizing our products and services are PCs served by large PC OEMs, such as ASUSTek, Acer, Hewlett-Packard, Fujitsu, Lenovo and Toshiba, and wireless handset OEMs such as Casio-Hitachi Mobile, Fujitsu and Japanese Radio Corporation. We work with these and other OEMs to understand their requirements and provide them with solutions which they then qualify and, in some cases, specify for use within their systems. We sell our products with standard warranty provisions for defects in materials, workmanship and product performance. At our option, defective products may be returned for their purchase price or for replacement. In 2007, Fujitsu, Inventec and Compal Electronics constituted 22.7%, 18.5% and 15.0%, respectively, of our revenue, and in 2006 32.2%, 13.7% and 18.5%, respectively, of our revenue. Compal and Inventec supply Hewlett-Packard, among others.

In addition, we sell our products through a network of distributors. Our distributors are independent entities that assist us in identifying and servicing OEMs and generally purchase our products directly from us for resale to OEMs, ODMs or contract manufacturers. In general, our distributors exclusively service a particular region or customer base, and purchase our products through purchase orders that may be cancelled or rescheduled. Our distributors may also act as sales representatives and receive commissions on sales of our products. In 2007, Richpower Electronic Devices, our largest distributor, accounted for 23.8% of our revenue and in 2006, for 5.7% of our revenue.

Manufacturing

We do not own or operate semiconductor fabrication, wafer bumping, assembly or test facilities. We depend on third-party subcontractors to fabricate, assemble and test our fingerprint sensor products. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility. This allows us to focus our efforts on the design and marketing of our products.

Semiconductor Fabrication. We currently outsource most of our semiconductor fabrication to TSMC. With our AuthenTec (Shanghai) Company Limited subsidiary co-located within TSMC’s Shanghai, China fabrication facility, our production, planning and engineering teams are able to work closely with TSMC personnel to forecast on a weekly basis our manufacturing capacity requirements. Our fingerprint sensors are currently fabricated in several advanced sub-micron manufacturing processes in TSMC fabrication facilities located in Taiwan and China which allows for significant capacity along with geographic diversity. Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technologies in order to reduce cost and improve performance. Our engineers work closely with TSMC to increase yields, lower manufacturing costs and improve quality. We may eventually qualify and retain additional foundries to manufacture our products in the future.

Wafer Bumping. Our products are shipped from TSMC to a third-party wafer bumping facility. Bumping is the application of a thin layer of metal to hermetically seal the bond pads on the wafer and to add the drive ring on our sensors. We outsource all wafer gold bumping of our products to Chipbond in Taiwan, which is one of the largest providers of such subcontract services in the world.

Assembly and Test. We outsource all assembly and testing of our products to subcontractors, principally Signetics in South Korea. Our products are designed to use low cost packages and to be tested with widely available test equipment. We intend to qualify and retain additional assembly and test subcontractors in the future to meet our capacity and diversity requirements.

Quality Assurance. We are committed to maintaining the highest level of quality in our fingerprint sensors. We have designed and implemented a quality management system that we believe provides the framework for continual improvement of products, processes and customer service. We also rely on in-depth simulation studies, testing and practical application testing to validate and verify our semiconductors. To help ensure consistent product quality, reliability and yield, we work closely with our manufacturing logistics partners to monitor the production cycle by reviewing manufacturing process data from each wafer foundry and assembly subcontractor. All of our supply chain subcontractors hold ISO 9000/14000 in addition to Sony Green Partner quality certifications.

Research and Development

We devote substantial resources to the research and development of new products that enhance our competitive position and provide increased value. We continue to increase our product performance by driving improvements in all aspects of our technologies and products. Such improvements include the development of cost effective sensors that maintain strong biometric accuracy as well as the incorporation of security capabilities that support end-to-end system security. Our developments also include efforts to substantially improve the usability and convenience of our products by making them simple and easy to use. In 2007, 2006 and 2005, we had research and development expenses of $12.9 million, $9.6 million and $7.4 million, respectively. As of December 28, 2007, we had 67 employees in our research and development group.

Intellectual Property

We seek to protect our intellectual property rights with a combination of patents, trademarks, copyrights, trade secret laws and disclosure restrictions. We rely primarily on trade secrets, technical know-how and other unpatented proprietary information relating to our design and product development activities. We have 35 issued patents and 31 pending patent applications in the U.S. We have also applied for patents for many of our key technologies in regions such as Asia and the European Union. The oldest patents owned by us were originally filed in the United States Patent Office in 1996, which will begin to expire in 2016.

The laws of other countries in which we market our products, such as some countries in the Asia/Pacific region, may offer little or no protection for our proprietary technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for doing so. We also enter into confidentiality and proprietary rights agreements with our employees, consultants, customers, subcontractors and other third parties and control access to our designs, documentation and other proprietary information. If a claim is asserted that we have infringed the intellectual property of a third-party, we may be required to seek licenses to that technology. In addition, we license third-party technologies that are incorporated into some elements of our products. Third-parties may infringe or misappropriate our proprietary rights. See “Risk Factors.”

In addition to the proceedings described below in “– Legal Proceedings,” we may be required to resort to additional litigation to enforce our intellectual property rights. We may also be subject to legal proceedings and claims relating to our intellectual property in the ordinary course of our business. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running our business. If a claim is asserted that we infringe the intellectual property of a third-party, we may be required to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, develop non-infringing technology or enter into royalty or license arrangements that may not be available on commercially reasonable terms and conditions. See “– Legal Proceedings.”

Competition

The markets for our products are highly competitive and are characterized by rapid technological change, declining average selling price and continuously evolving customer requirements. We believe that the principal competitive factors in our markets include:

•	the ability to consistently deliver biometric performance across the widest user demographics;

•	the ability to provide solutions that meet evolving security requirements;

•	low-cost;

•	small size, convenient and easy to use;

•	the breadth and diversity of product offerings;

•	the ability to provide a reliable supply of products in sufficient quantities and in a timely manner;

•	the quality of customer service and technical support;

•	the ability to operate in harsh physical environments; and

•	financial and operational stability and reputation.

We believe we currently compete favorably with respect to these factors in the aggregate, although some of our present or future competitors may have substantial competitive advantages including greater name recognition and deeper penetration of our target markets, broader and more diversified products and services, larger sales forces and budgets, more established relationships with customers, better sales channels and substantially greater financial, technical and other resources. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering our market. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers. In addition, delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and competitive position.

We compete primarily with other suppliers of biometric fingerprint sensors used in PC, wireless device and access control applications. Our principal competitors include private companies focused on the fingerprint sensor market such as Atrua, Inc., Fidelicia Microsystems, Inc., Symwave, Inc., UPEK, Inc., Validity Sensors, Inc., and certain divisions operating within public companies such as Atmel, Lite-on Technology Group, Mitsumi Electronic Co., Ltd. and others. The manufacturing, packaging and method of acquiring and analyzing biometric information employed by our competitors is generally different than ours, and different amongst each competitor. In the future we expect competition in our markets to intensify, as new competitors enter the market.

Employees

As of December 28, 2007, we had 115 full-time employees, including 67 in research and development, 5 in operations, 26 in sales and marketing and 17 in general and administrative functions. We have never experienced a work stoppage and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Facilities

Our main executive, administrative and marketing offices occupy approximately 10,000 square feet in Melbourne, Florida under a lease that expires in January 2009. The majority of our research and development engineering organization occupies approximately 18,000 square feet in Melbourne, Florida under a lease that expires in December 2008. We lease approximately 4,000 square feet in Shanghai, China. We also lease properties in California, South Korea, Taiwan and Japan. We do not own any manufacturing facilities and contract to third parties the production and distribution of our semiconductors. We believe that our existing facilities meet our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Trademarks and Service Marks

Our trademarks include AuthenTec®, EntréPad®, FingerLoc®, Personal Security for the Real World ® , Power of Touch ® , TrueFinger ® , TruePrint ® , TrueMatch tm , TrueNav tm , TrueSuite tm and TrueYou tm . All other trademarks or service marks appearing in this Form 10-K are trademarks or service marks of others.

Corporate Information

We were incorporated in Delaware in 1998. Our principal executive offices are located at 100 Rialto Place, Suite 400, Melbourne, Florida 32901, and our telephone number is (321) 308-1300. Our website address is www.authentec.com. The information on, or that can be accessed through, our website is not part of this Form 10-K.

Website Posting of SEC Filings

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website and can be accessed by clicking on the “Company/For Investors” tab. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A.	Risk Factors

We have identified certain risk factors that apply to us. You should carefully consider each of the following risk factors and all of the other information included or incorporated by reference in this Form 10-K. If any of the following risks, or other risks not presently known to us or that we currently believe not to be significant, develop into actual events, then our business, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock.

Risks Related to Our Business

We have a history of losses from operations and our achievement of sustained profitability is uncertain.

We were founded in 1998 and did not achieve quarterly profitability until the three months ended September 28, 2007. We recognized net losses of $10.9 million in fiscal 2007, $9.8 million in fiscal 2006 and $11.1 million in fiscal 2005. As of December 28, 2007, we had an accumulated deficit of $76.0 million. Our ability to increase revenue or achieve and sustain profitability in the future will depend substantially on our ability to increase sales of our products to new and existing customers, to introduce and sell new products and to reduce the cost of revenue. Furthermore, we expect to make significant expenditures related to the development of our products and expansion of our business, including sales, marketing and administrative expenses. As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We cannot assure you that our operations will remain profitable in the future.

We have experienced significant revenue growth recently, and we cannot assure you this trend will continue.

We have grown rapidly in a short period of time, with our revenue increasing 57.5% from $33.2 million for fiscal 2006 to $52.3 million for fiscal 2007, and 72.9% from $19.2 million for fiscal 2005 to $33.2 million for fiscal 2006. We cannot assure you that we will achieve similar growth rates in future periods. You should not rely on the results of any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our stock price may decline, and we may not have adequate financial resources to execute our business objectives.

You must consider our business and prospects in light of the risks and difficulties we encounter as a rapidly growing technology company in a very competitive market. These risks and difficulties include, but are not limited to the risks identified below and in particular the following factors:

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

We are experiencing a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and financial resources. To manage our growth successfully, we believe we must effectively:

•	hire, train, integrate and manage additional qualified engineers for research and development activities, as well as sales, marketing, financial and information technology personnel;

•	expand and upgrade our technological capabilities;

•	manage simultaneous relationships with our customers, distributors, sales representatives, subcontractors, suppliers and other third parties

•	implement new customer service and production control systems; and

•	implement and upgrade financial and IT systems.

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

We are dependent upon a relatively small number of significant end customers for more than 80% of our 2007 and 2006 revenue. The loss of any one or more of these customers could reduce our revenue.

A relatively small number of end customers account for a significant portion of our revenue in any particular period. In fiscal 2007, Hewlett-Packard Company and Fujitsu Ltd., either directly or through their suppliers, accounted for 48.7% and 22.7%, respectively, of our revenue in 2007. Our top five end customers accounted for 84.7% of our revenue in fiscal 2007 and 80.7% of our revenue in fiscal 2006. We expect that our history of high end customer concentration and attendant risk will continue in future periods. The loss of any significant end customer will limit our ability to sustain and grow our revenue.

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

Some of our present or future competitors could enjoy one or more substantial competitive advantages, such as:

•	greater name recognition and deeper penetration of our target markets;

•	a broader and more diversified array of products and services;

•	larger selling and marketing organizations, research and development teams and budgets;

•	more established relationships with customers, contract manufacturers and suppliers;

•	better sales channels;

•	larger customer service and support organizations with greater geographic scope;

•	longer operating histories; and

•	substantially greater financial, technical and other resources.

Our present competitors include private companies such as Atrua, Inc., Fidelicia Microsystems, Inc., Symwave, Inc., UPEK, Inc., Validity Sensors, Inc., and public companies such as Atmel Corporation, or Atmel, Fujitsu Semiconductor , Lite-on Technology Group and Mitsumi Electronic Co., Ltd. In addition, certain of our customers offer competitive technologies which could displace our own. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. The challenges we face from new and potentially larger competitors will become greater if consolidation or collaboration between or among our competitors occurs in our industry. For all of these reasons, we may not be able to compete successfully against our current or future competitors, and if we do not compete effectively, our ability to increase our revenue may be impaired.

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

There can be no assurance that the patents of others will not have an effect on our ability to do business. In addition, we cannot assure you that our intellectual property rights will be adequate to prevent our competitors from copying or reverse-engineering our products, or that our competitors will not independently develop similar or competing technologies or methods or design around any patents that may be issued to us.

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

We expend considerable resources to achieve design-wins for our products, especially our new products and product enhancements. Once a customer designs a fingerprint sensor into a product, it is likely to continue to use the same sensor or enhanced versions of that sensor from the same supplier across a number of similar and successor products for a period of time due to the significant costs associated with qualifying a new supplier and potentially redesigning the product to incorporate a different fingerprint sensor. If we fail to achieve an initial design-win in a customer’s procurement process, we may lose the opportunity for significant sales to that customer for a number of its products and for a lengthy period of time. This may cause us to be unable to recoup our investments in our products, which would harm our business. Furthermore, should a design-win not culminate in a volume production order, our revenue would suffer.

We rely on a limited number of independent subcontractors for the manufacture, warehousing and shipping of our products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our revenue and limit our growth.

We do not have our own wafer fabrication, assembly or test facilities and have a very limited in-house prototype testing operation. Therefore, we must rely on third-party subcontractors to manufacture the products we design and sell. We currently primarily rely on Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, to fabricate our semiconductor products. We also rely on Chipbond Technology Corp., or Chipbond, for special coating technologies, which are referred to as bumping, and on Signetics Corporation, or Signetics, to assemble and test our products. If these vendors do not provide us with high-quality manufacturing services and capacity in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer and our revenue could decrease.

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

Other potential risks associated with relying on third-party subcontractors include:

•	reduced control over product cost, delivery schedules and product quality;

•	potential price increases;

•	inability to achieve required production or test capacity and acceptable yields on a timely basis;

•	longer delivery times;

•	increased exposure to potential misappropriation of our intellectual property;

•	shortages of materials used to manufacture our products;

•	labor shortages or labor strikes;

•	quarantines or closures of manufacturing facilities due to the outbreak of viruses, such as SARS, the avian flu or any similar future outbreaks worldwide; and

•	political risks in countries we operate in.

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

Maintaining and improving our financial controls and complying with rules and regulations applicable to public companies may be a significant burden on our management team and require considerable expenditures of our resources.

As a public company, we have and will continue to incur additional legal, accounting and other expenses that we did not incur as a private company. The Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002 and The Nasdaq Marketplace Rules apply to us as a public company. Compliance with these rules and regulations has and will continue to necessitate significant increases in our legal and financial budgets and may also strain our personnel, systems and resources.

The Exchange Act requires, among other things, filing of annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Satisfying these requirements involves a commitment of significant resources and management oversight. As a result of management’s efforts to comply with such requirements, other important business concerns may receive insufficient attention, which could have a material adverse effect on our business, financial condition and results of operations. Failure to meet certain of these regulatory requirements could cause us to be delisted from the Nasdaq Global Market.

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

In the future, we may acquire or make investments in companies, assets or technologies that we believe are complementary or strategic. We have not made any acquisitions or investments to date, and therefore our ability as an organization to make acquisitions or investments is unproven. If we decide to make an acquisition or investment, we face numerous risks, including:

•	difficulties in integrating operations, technologies, products and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of overpaying for or misjudging the strategic fit of an acquired company, asset or technology;

•	problems or liabilities stemming from defects of an acquired product or intellectual property litigation or another litigation that may result from offering the acquired product in our markets;

•	challenges in retaining employees key to realizing the value of the acquisition or investment;

•	inability to generate sufficient return on investment;

•	incurrence of significant one-time write-offs; and

•	delays in customer purchases due to uncertainty.

If we proceed with an acquisition or investment, we may be required to use a considerable amount of our cash and investments, which may decrease our liquidity, or to finance the transaction through debt or equity securities offerings, which may dilute our stockholders and affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be harmed.

If we lose any key employees or are unable to attract additional key employees, we may not be able to implement our business strategy in a timely manner.

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

The percentage of our revenue attributable to shipments to customers outside the United States was 95.8% in fiscal 2007, 91.9% in fiscal 2006 and 88.1% in fiscal 2005. We expect that revenue from customers outside the United States will continue to account for a significant percentage of our revenue. In addition, we maintain international sales and technical support offices in China, Germany, Japan, South Korea and Taiwan, and we rely on a network of distributors and sales representatives to sell our products internationally. Moreover, we have in the past relied on, and expect to continue to rely on, subcontractors located in China, South Korea and Taiwan. Accordingly, we are subject to several risks and challenges, any of which could harm our business and financial results. These risks and challenges include:

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

Our investments in auction rate securities are subject to risks that may cause losses and have a material adverse effect on our liquidity.

As of February 26, 2008, $13.0 million of our short-term investments were comprised of municipal note and preferred stock investments with auction reset features (“auction rate securities”). The municipal notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. All of the municipal notes carry AA credit ratings or above. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. All of the preferred stock investments carry AAA credit ratings. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 28 or 35 days.

Recently, auctions for the majority of these auction rate securities have failed and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will continue to succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. All of these investments are currently classified as short-term investments but these developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements in the future.

If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes to realize our investments’ recorded value.

Future transactions may limit our ability to use our net operating loss carry forwards.

As of December 28, 2007, we had U.S. federal tax net operating loss carry forwards of approximately $51.1 million. These net operating loss carry forwards may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carry forwards to reduce its tax liability. Due in part to equity financings, we experienced “ownership changes” as defined in Section 382 of the Code. It is impossible for us to ensure that we will not experience an ownership change in the future because changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Accordingly, our use of the net operating loss carry forwards and credit carry forwards is limited by the annual limitations described in Sections 382 and 383 of the Code. The limitation on the use of net operating loss carry forwards means that we may need to pay U.S. federal income taxes prior to utilizing these carry forwards in their entirety.

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

Further, the trading prices of technology company securities in general have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Factors, in addition to those outlined elsewhere in this annual report on Form 10-K, that may affect the trading price of our common stock include:

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

Any sale by us or our current stockholders of our common stock in the public market, or the perception that sales could occur, could adversely affect the prevailing market price for our common stock. We may also sell additional shares of common stock in subsequent public offerings, which may also adversely affect market prices for our common stock.

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

Our executive officers, directors, current five percent or greater stockholders and affiliated entities beneficially own approximately 49.8% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control that other stockholders may view as beneficial.

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

Item 1B.	Unresolved Staff Comments

As of the date of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2.	Properties

Our main executive, administrative and marketing offices occupy approximately 10,000 square feet in Melbourne, Florida under a lease that expires in January 2009. The majority of our research and development engineering organization occupies approximately 18,000 square feet in Melbourne, Florida under a lease that expires in December 2008. We lease approximately 4,000 square feet in Shanghai, China. We also lease properties in California, South Korea, Taiwan and Japan. These leases have been classified as operating leases. We do not own any manufacturing facilities and contract to third parties the production and distribution of our semiconductors. We believe that our existing facilities meet our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings

Our industry is marked by a significant number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights.

On March 22, 2006, Atmel Corporation filed a complaint in the United States District Court, Northern District of California, alleging that our fingerprint sensors infringe an Atmel patent. The complaint was amended on November 1, 2006 to add certain Atmel affiliates as plaintiffs, as well as an allegation we are infringing a second patent. The second patent is the basis for allegations that our fingerprint image software infringes Atmel’s intellectual property rights. Atmel is seeking a preliminary and permanent injunction as well as treble damages, though the plaintiffs’ claimed damages have not been quantified. We have filed a counterclaim challenging the validity of the patents and seeking a judgment of non-infringement. The discovery phase was scheduled to end in December 2007, however, Atmel has filed motions with the Court to take additional discovery. We anticipate patent claim construction hearings likely to be held in the second quarter of 2008. We believe that we have meritorious defenses to all of Atmel’s claims and we intend to defend our interest vigorously. Should Atmel obtain an adverse judgment for treble damages or obtain an injunction, such judgment may have a material adverse impact on our financial condition. At December 29, 2006, we accrued the future estimated costs associated with defending this lawsuit in the amount of approximately $2,781,000.

In addition to these legal proceedings, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. Depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 28, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the Nasdaq Global Market under the symbol “AUTH” and started trading on June 27, 2007. The following tables set forth, for the periods indicated, the high and low intra-day prices for our common stock as reported on the Nasdaq Global Market.

2007	High	Low
Second Quarter (beginning June 27, 2007)	$12.05	$9.58
Third Quarter	$14.65	$9.21
Fourth Quarter	$19.81	$10.14

As of February 28, 2008 the number of stockholders of record of our common stock was 74.

The equity compensation plan information required by this item, which includes a summary of the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuances, under our compensation plans as of December 28, 2007, is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 28, 2007.

Unregistered Sales of Equity Securities

The following sets forth information regarding unregistered securities sold by us during the fiscal year 2007 that have not been previously reported on our quarterly reports on Form 10-Q:

In December 2007, we issued approximately 830,000 shares of our common stock upon the net exercise of warrants to purchase approximately 944,000 shares of our common stock held by investors. Total cash paid to us upon exercise of the warrants was approximately $295,000.

The securities issued in the foregoing transactions were offered and sold in reliance on exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, or regulations promulgated there under, relating to sales by an issuer not involving any public offering, or an exemption from registration under Rule 701 promulgated under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

The net proceeds from our initial public offering will be used for working capital and general corporate purposes, including potential acquisitions. We have no current agreements or commitments with respect to any material acquisitions. This expected use of the net proceeds of our initial public offering represents our current intentions based upon our present plans and business condition. The amounts and timing of our actual expenditures will depend upon numerous factors, including cash flows from operations and the anticipated growth of our business. We will retain broad discretion in the allocation and use of our net proceeds.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in developing our business and do not expect to pay any dividend in the foreseeable future.

Performance Graph

The following graph presents a comparison of the cumulative total stockholder return on our stock with the cumulative total return of the Nasdaq Composite Index and the Philadelphia Semiconductor Index for the period of seven months commencing June 27, 2007 and ending December 28, 2007. The graph assumes that $100 was invested on June 27, 2007 in each of AuthenTec common stock, the Nasdaq Composite Index, and the Philadelphia Semiconductor Index, and that all dividends were reinvested.

*	$100 invested on 6/27/07 in stock or 5/31/07 in index-including reinvestment of dividends fiscal year ended December 28, 2007

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The data as of December 28, 2007 and December 29, 2006, and for the fiscal years ended December 28, 2007, December 29, 2006 and December 31, 2005, are derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The data as of December 31, 2005, 2004 and 2003, and for the fiscal years ended December 31, 2004 and 2003, are derived from our audited consolidated financial statements and related notes not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 31, 2005	December 31, 2004	December 31, 2003
	(In thousands, except per share data)
Revenue	$52,344	$33,174	$19,243	$13,835	$16,879
Cost of revenue (1)	27,554	19,264	11,314	7,424	10,818

Gross profit	24,790	13,910	7,929	6,411	6,061

Expenses
Research and development (1)	12,876	9,631	7,355	6,002	4,600
Selling and marketing (1)	9,112	7,067	5,432	3,986	5,077
General and administrative (1)(2)	5,750	5,084	1,284	1,270	1,266

Total expenses	27,738	21,782	14,071	11,258	10,943

Loss from operations	(2,948)	(7,872)	(6,142)	(4,847)	(4,882)
Other income (expense)
Warrant expense (3)	(9,637)	(2,195)	(933)	—	—
Interest expense	(110)	—	—	(11)	(212)
Interest income	1,798	285	449	214	79

Total other income (expense), net	(7,949)	(1,910)	(484)	203	(133)
Loss before income tax expense and cumulative effect of change in accounting principle	(10,897)	(9,782)	(6,626)	(4,644)	(5,015)

Income tax expense	—	—	—	—	—
Loss before cumulative effect of change in accounting principle	(10,897)	(9,782)	(6,626)	(4,644)	(5,015)

Cumulative effect of change in accounting principle (4)	—	—	(4,469)	—	—

Net loss	$(10,897)	$(9,782)	$(11,095)	$(4,644)	$(5,015)

Net loss per common share, basic and diluted	$(.80)	$(15.18)	$(36.59)	$(24.65)	$(80.67)
Shares used in computing basic and diluted net loss per common share	13,681	644	303	188	62

(1) Includes charges for stock-based compensation:

Cost of revenue	$46	—	—	—	—
Research and development	346	11	—	—	—
Selling and marketing	214	5	—	—	—
General and administrative	480	79	—	—	—

Total	$1,086	$95	—	—	—

(2) 2006 includes accrued future litigation related legal expenses of $2,781.
(3) Reflects changes in the fair value of our freestanding preferred stock warrants. See note (4) below.
(4) 2005 includes the cumulative effect of a change in accounting principle related to the manner in which we account for freestanding warrants on redeemable preferred stock.

	As Of
	December 28, 2007	December 29, 2006	December 31, 2005	December 31, 2004	December 31, 2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,703	$6,076	$690	$743	$913
Short term investments	42,573	—	9,454	17,306	8,041
Working capital	59,692	6,130	12,932	18,737	8,498
Total assets	81,934	15,927	19,721	22,258	14,415
Long-term obligations, net of current portion	—	8,495	5,402	—	—
Total stockholders’ equity (deficit)	$71,036	$(63,539)	$(54,028)	$(43,076)	$(38,492)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

This section should be read in conjunction with “Cautionary Statements” and “Risk Factors” in Item 1A of Part I, and Item 8 of Part II, “Consolidated Financial Statements and Supplementary Data.” The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K.

Overview

We are a leading mixed-signal semiconductor company providing fingerprint authentication sensors and solutions to the high-volume PC, wireless device and access control markets. We believe our products, which are based on our patented TruePrint-based technology, are the most accurate, reliable, cost-effective, easy to use and versatile products commercially available today. Since our inception in 1998, we have shipped over 25 million sensors which have been integrated into over 200 different models of laptops, desktops and PC peripherals as well as over 7 million mobile phones. In response to accelerating customer demand, we shipped over 12.7 million sensor units in 2007, an 84.1% increase over the 6.9 million sensor units we shipped in 2006.

Since inception, we have invested heavily in research and development and had not achieved quarterly profitability prior to the three months ended September 28, 2007. We have not yet achieved profitability on an annual basis. From our incorporation through 2000, we were primarily engaged in the design and development of our first products, which we began shipping commercially in 2000. Our revenue has grown from $16.9 million in 2003 to $52.3 million in 2007, driven primarily by demand in the PC and wireless device markets. We expect sales of our products for use in the PC and wireless device markets to continue to represent a substantial portion of our revenue in the foreseeable future.

We primarily sell our products to OEMs, ODMs, or contract manufacturers. Our customers’ products are complex and require significant time to define, design and ramp to volume production. Our sales cycle begins with our selling and marketing staff and application engineers engaging with our customers’ system designers and management, which is typically a multi-month, or even multi-year, process. If we are successful, a customer will decide to incorporate our solution in its product, which we refer to as a design-win. Because the sales cycles for our products are long, we incur expenses to develop and sell our products, regardless of whether we achieve the design-win and well in advance of generating revenue, if any, from those expenditures. We do not have long-term purchase commitments from any of our customers, as sales of our products are generally made under individual purchase orders. However, once one of our products is incorporated into a customer’s design, it is likely to remain designed in for the life cycle of its product. We believe this to be the case because a redesign would generally be time consuming and expensive. We have experienced revenue growth due to an increase in the number of our products offered, an expansion of our customer base, an increase in the number of design-wins within any one customer and an increase in the average revenue per design-win.

We do not own or operate our own semiconductor fabrication, wafer bumping, assembly or test facilities. We depend on independent vendors to manufacture, assemble and test our fingerprint sensor products. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility and take advantage of the scale of operations these third parties provide.

Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products, timely introduction of new products and general economic conditions. Our ability to attain profitability will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to expand our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our operating expenses will continue to grow in absolute dollars, assuming our revenue continues to grow. As a percentage of revenue, we expect these expenses to decrease, although we have no assurance that they will.

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

•

In both the PC and wireless device markets, our customers are increasingly looking to suppliers such as us to integrate additional functionality into our components or sub-systems. This benefits the customer by reducing manufacturing assembly steps and the amount of space required for components, of particular importance in the case of cell phones. We have been investing engineering resources in developing additional functionality on our sensors. For example, our TrueNav navigation feature which allows wireless device manufacturers to eliminate the mechanical navigation button on their cell phones. Our future revenues and gross margins will be impacted by the extent that we are successful in integrating additional functionality into our sensors.

•

As a public company, we have experienced increases in certain general and administrative expenses to comply with the laws and regulations applicable to public companies. These laws and regulations include the provisions of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission and the Nasdaq Stock Market. To comply with the corporate governance and operating requirements of being a public company, we will incur increases in such items as personnel costs, professional services fees, fees for independent directors and the cost of directors and officers’ liability insurance. In 2007, general and administrative expenses increased substantially as we added resources and incurred outside audit, valuation and legal fees in preparation to become a public company.

Description of Our Revenue, Cost of Revenue and Expenses

Revenue. Our revenue is generated primarily from shipments of our fingerprint authentication sensors and solutions. The price of our products is based upon market and competitive conditions. Therefore, the main factors that impact our revenue are unit volumes and average selling prices.

We supply our products to several end customers either directly or through their suppliers, which may be ODMs, contract manufacturers or distributors. The following table identifies our customers who generated 10% or more of our revenue in the periods indicated.

	Fiscal Year Ended
	December 28, 2007	December 29, 2006
Richpower Electronic Devices Co.	23.8%	*
Fujitsu Ltd.	22.7%	32.2%
Inventec Corporation	18.5%	13.7%
Compal Electronics, Inc.	15.0%	18.5%

*	Less than 10%

The following table is based on the geographic location of OEMs, ODMs and the distributors which purchased our products. For shipments to ODMs, contract manufacturers or distributors, their geographic location may be different from the geographic locations of the ultimate end customers. For the three years ended December 28, 2007, December 29, 2006 and December 31, 2005, revenue generated from international customers accounted for approximately 95.8%, 91.9% and 88.1%, respectively, of total revenue. We denominate all revenue in U.S. dollars.

	Fiscal Year Ended
	December 28, 2007		December 29, 2006		December 31, 2005
	Revenue $	% of Total	Revenue $	% of Total	Revenue $	% of Total
	(Dollars in thousands)
Asia/Pacific	$36,379	69.4%	$17,127	51.6%	$7,560	39.3%
Japan	12,548	24.0%	11,515	34.7%	7,427	38.6%
United States	2,181	4.2%	2,676	8.1%	2,286	11.9%
Canada	917	1.8%	1,431	4.3%	1,598	8.3%
Europe	319	0.6%	425	1.3%	372	1.9%

	$52,344	100.0%	$33,174	100.0%	$19,243	100.0%

Our distributors are used primarily to support logistics, including credit management and importation outside the U.S. Total revenue through distributors was $17.1 million, $4.7 million and $2.2 million in 2007, 2006 and 2005, respectively, which accounted for 32.4%, 14.1% and 11.2% of revenue, respectively.

Cost of revenue and gross margin. We outsource all manufacturing activities associated with our products, which includes wafer fabrication, wafer bumping, assembly and test functions. A significant portion of our cost of revenue consists of the costs to manufacture our products. Cost of revenue also includes items such as equipment depreciation, royalty expense, production planning personnel and related expenses, warranty costs, inventory valuation write-downs and, beginning in 2006, stock-based compensation under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). The primary factors that impact our cost of revenue are the mix of products sold, wafer and other raw material costs, outsourced manufacturing costs and product yields. We expect cost of revenue to increase in absolute dollars in the future from an expected increase in revenue. Cost of revenue as a percentage of total revenue may increase over time if decreases in average selling prices are not offset by corresponding decreases in our product costs.

We use third-party foundries, bumping, assembly and test subcontractors, who are primarily located in Asia, to manufacture our semiconductor products. We purchase processed wafers from our fabrication suppliers, which are currently TSMC and Chartered. We also outsource the bumping, assembly, test and other processing of our products to third-party subcontractors, primarily Chipbond and Signetics. We do not have long-term agreements with any of our third-party subcontractors. A significant disruption in the operations of one or more of these subcontractors would impact the production of our products and could have a material adverse impact on our business, financial condition and results of operation.

Our gross margin has been and will continue to be affected by a variety of factors, including average selling prices of our products, product mix, and timing of cost reductions for outsourced manufacturing services, inventory write downs and the timing and changes in production yields. In addition, we tend to experience lower yields on the initial production release of a new product.

Research and development expenses. Research and development expenses primarily include personnel, the cost of fabrication masks, engineering development software, depreciation associated with capital equipment, third- party development support, allocated facilities expense and, beginning in 2006, stock-based compensation under SFAS 123(R). All research and development costs are expensed as incurred.

We expect that research and development expenses will continue to increase in absolute dollars in the future as we increase our investment in developing new products, although we expect these expenses to decrease as a percentage of revenue. Additionally, as a percentage of revenue, these costs fluctuate from one period to another.

Selling and marketing expenses. Selling and marketing expenses consist primarily of salaries and commissions for our sales and marketing personnel, independent sales representative commissions, travel, marketing communications, press releases, advertising, costs for tradeshows, marketing programs, allocated facilities expense, consultants and market studies, and beginning in 2006, stock-based compensation under SFAS 123(R). We expect selling and marketing expenses to continue to increase in absolute dollars, but such expenses may decline as a percentage of revenue.

General and administrative expenses. General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit, tax compliance fees, allocated facilities expense, and, beginning in 2006, stock-based compensation under SFAS 123(R). We expect general and administrative expenses to increase on an absolute dollar basis to support our anticipated growth and cover additional costs associated with being a public company, such as regulatory reporting requirements, compliance with the Sarbanes-Oxley Act of 2002, higher insurance premiums and investor relations, but such expenses may fluctuate as a percentage of revenue.

Other income (expense) net. Other income (expense) net includes interest income earned on our short term and long term investments of cash and cash equivalents, and interest expense incurred on our borrowings. It also includes adjustments we made to record our preferred stock warrants at fair value in accordance with FSP FAS 150-5 — Issuer’s Accounting under Statement 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”). We adopted FSP 150-5 and accounted for the change in accounting principle on July 1, 2005. Upon the July 2, 2007 closing of our initial public offering, these warrants converted into warrants to purchase shares of our common stock and, as a result, the liability was reclassified to additional paid in capital. We do not anticipate future charges of this nature.

Provision for income taxes. As of December 28, 2007, we had federal net operating loss carry forwards of approximately $51.1 million. These federal net operating loss carry forwards will expire commencing in 2018. Utilization of these net operating loss carry forwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future aggregated with certain other sales of our stock after our initial public offering.

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

Revenue recognition. We recognize revenue from product sales to customers when products are shipped, the title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectability is reasonably assured. Our sales to certain distributors are made under arrangements allowing for limited returns or credits under certain circumstances, and we defer recognition of revenue on sales to these distributors until the products are resold by the distributor to the end customer. We assess the ability to collect from our customers based on a number of factors, including credit worthiness and any past transaction history of the customer. If the customer is not deemed credit worthy, we may defer all revenue from the arrangement until payment is received and other revenue recognition criteria have been met.

During the quarter ended June 29, 2007, we changed our contract terms with a few major distributors. The new terms do not allow for a right of return or price protection, which terms under our old agreements had previously caused sales to these distributors to be deferred until resold to end customers. We therefore now recognize revenue to these distributors upon shipment. At the time of the contract changes, this created an increase to revenue and decrease in deferred revenue of approximately $566,000 since such term changes were retroactive to prior shipments also.

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

Litigation related expenses. We accrue litigation related legal expenses if these costs are probable and estimable, regardless of whether a liability can be estimated for the loss contingency, itself. If actual and forecasted legal expenses differ from these estimates, adjustments to this account may be required in future periods.

Accounting for income taxes. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes , or SFAS 109. In applying SFAS 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. As of December 28, 2007, our total deferred tax assets were principally comprised of net operating loss carry forwards.

Estimation of fair value of warrants to purchase convertible preferred stock. On June 29, 2005, the FASB issued FSP 150-5. FSP 150-5 affirms that warrants to purchase shares of our mandatorily redeemable convertible preferred stock are subject to the requirements in FSP 150-5 and requires us to classify these warrants as liabilities and revalue them to fair value at the end of each reporting period. We adopted FSP 150-5 in July 2005 and recorded a charge in the amount of $4.5 million for the cumulative effect of the change in accounting principle, to reflect the estimated fair value of the warrants as of that date. We recorded charges of $9.6 million, $2.2 million, and $0.9 million in other income (expense) net, for 2007, 2006 and 2005, respectively, to reflect increases in the estimated fair value of the warrants.

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

For the period of January 1, 2006 through March 30, 2007, we used the simplified calculation of expected life described in the Securities and Exchange Commission Staff Accounting Bulletin 107 and we estimated our stock’s volatility based on an average of historical volatilities of the common stock of several entities with characteristics similar to us. For options granted after March 30, 2007, and prior to our initial public offering, the fair value of our common stock was determined utilizing anticipated pricing of our initial public offering. Given our current public company status, for stock options granted after June 29, 2007, we refined our pool of peer companies that reflect characteristics similar to us taking into account industry trends, market capitalization, annual revenue, option life and option vesting terms. The risk-free rate is based on U.S. Treasury securities. We estimated expected forfeitures based on our historical experience. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 31, 2005
Revenue	100%	100%	100%
Cost of revenue	52.6	58.1	58.8

Gross profit	47.4	41.9	41.2

Expenses
Research and development	24.6	29.0	38.2
Selling and marketing	17.4	21.3	28.2
General and administrative	11.0	15.3	6.7

Total expenses	53.0	65.6	73.1

Loss from operations	(5.6)	(23.7)	(31.9)
Other income (expense)
Warrant expense	(18.4)	(6.6)	(4.9)
Interest expense	(0.2)	—	—
Interest income	3.4	0.9	2.3

Total other income (expense), net	(15.2)	(5.8)	(2.6)
Loss before income tax expense and cumulative effect of change in accounting principle	(20.8)	(29.5)	(34.5)

Income tax expense	—	—	—
Loss before cumulative effect of change in accounting principle	(20.8)	(29.5)	(34.5)

Cumulative effect of change in accounting principle	—	—	(23.2)

Net loss	(20.8)%	(29.5)%	(57.7)%

Fiscal 2007 Compared to Fiscal 2006

Revenue. Our revenue was $52.3 million in 2007 as compared to $33.2 million in 2006, an increase of $19.2 million, or 57.5%. Our revenue growth has been driven primarily by an expansion of PC market demand, with our sensors being deployed in more laptop models. The growth in revenue also reflected new design-wins reaching commercial production, as well as platform expansions at existing customers.

Cost of revenue and gross profit. Our cost of revenue for 2007 was $27.6 million as compared to $19.3 million in 2006, resulting in a gross profit of $24.8 million in 2007 as compared to $13.9 million in 2006, an increase of $10.9 million, or 78.4%. Our gross margin was 47.4% in 2007 as compared to 41.9% in 2006. The increase in gross margin in 2007 was primarily attributable to favorable product mix, improved manufacturing yields and lower manufacturing costs.

Research and development expenses. Research and development expenses were $12.9 million in 2007 as compared to $9.6 million in 2006, an increase of $3.3 million, or 34.4%. Research and development expenses were 24.6% and 29.0% of revenue for 2007 and 2006, respectively. The increase in 2007 was primarily due to an increase of $1.7 million in personnel and related costs, including $0.3 million in stock-based compensation expense, as the headcount increased by seven employees to 67 employees worldwide at December 28, 2007. Contract labor and consulting services increased by $0.6 million and engineering design tools increased by $0.5 million as we continue to devote substantial resources to the development of additional functionality for existing products and the development of new products.

Selling and marketing expenses. Selling and marketing expenses were $9.1 million in 2007 as compared to $7.1 million in 2006, an increase of $2.0 million, or 28.2%. Selling and marketing expenses were 17.4% and 21.3% of revenue for 2007 and 2006, respectively. The increase in absolute dollars in 2007 resulted from $0.6 million increase in personnel and related costs, including $0.2 million in stock-based compensation expense, as we hired new employees during the year to support our growing business. Further, sales commissions increased by $0.5 million due to higher revenues and increased sales personnel. Outside services increased by $0.6 million as we expanded our public relations and marketing programs.

General and administrative expenses. General and administrative expenses were $5.8 million in 2007 as compared to $5.1 million in 2006, an increase of $0.7 million, or 13.7%. General and administrative expenses were 11.0% and 15.3% of revenue for 2007 and 2006, respectively. Personnel and related costs, increased by $1.5 million, including stock-based compensation of $0.5 million, as headcount grew from 13 in 2006 to 18 in 2007. Outside services increased by $1.6 million as a result of public company status which required additional audit and consulting fees, corporate governance legal costs as well as directors’ and officers’ related expenses. The increase in general and administrative expenses was offset by $2.7 million decrease in legal fees as a result of Atmel litigation related expense accrued in 2006.

Other income (expense), net. Other income (expense), net increased $6.0 million to a net expense of $7.9 million in 2007 from a net expense of $1.9 million in 2006. $7.5 million warrant revaluation expense was recognized in accordance with FSP 150-5 that was offset by an increase of $1.5 million in interest income as the proceeds from our initial public offering were invested into various short-term and long-term investments such as corporate bonds, notes, auction rate securities and certificates of deposit.

Fiscal 2006 Compared to Fiscal 2005

Revenue. Our revenue was $33.2 million in 2006 as compared to $19.2 million in 2005, an increase of $14.0 million, or 72.9%. Our higher revenue was primarily due to increased shipments to customers in the PC market. The growth reflects new design-wins reaching commercial production, as well as platform expansions at existing customers, driven by increased demand by consumers and businesses for fingerprint sensors on their PCs. Revenue was also favorably impacted by increased demand in 2006 for our products for use in cell phones sold in Japan.

Cost of revenue and gross profit. Our cost of revenue was $19.3 million in 2006 as compared to $11.3 million in 2005, resulting in a gross profit of $13.9 million in 2006 as compared to $7.9 million in 2005, an increase of $6.0 million, or 75.9%. Our gross margin was 41.9% in 2006 as compared to 41.2% in 2005. The increase in gross margin in 2006 was primarily due to improved manufacturing yields, partly offset by a net $0.5 million change in the inventory provision. Gross margins in 2005 and most of 2006 were negatively impacted by lower than anticipated yields resulting from the significant production increase of a high volume sensor in the second quarter of 2005.

Research and development expenses. Research and development expenses were $9.6 million in 2006 as compared to $7.4 million in 2005, an increase of $2.2 million, or 29.7%. Research and development expenses were 29.0% and 38.2% of revenue for 2006 and 2005, respectively. The increase in 2006 was primarily due to $1.5 million in higher compensation costs resulting from the growth in the number of research and development personnel related to expanded research and development initiatives. The most significant elements of the remaining variance were due to $0.2 million of higher travel expense to support new design in opportunities at our customers’ facilities and $0.4 million of higher costs of fabrication masks and other materials related to an increased number of new products under development.

Selling and marketing expenses. Selling and marketing expenses were $7.1 million in 2006 as compared to $5.4 million in 2005, an increase of $1.7 million, or 31.5%. Selling and marketing expenses were 21.3% and 28.2% of revenue for 2006 and 2005, respectively. The increase in selling and marketing expenses in 2006 resulted from $0.9 million of higher compensation expense due to additional headcount, and higher internal commissions related to the increased revenue. In addition, commissions paid to outside sales representatives increased by $0.4 million due to higher revenue, and travel expenses increased $0.2 million to support our selling efforts in Asia and Europe.

General and administrative expenses. General and administrative expenses were $5.1 million in 2006 as compared to $1.3 million in 2005, an increase of $3.8 million, or 292.3%. General and administrative expenses were 15.3% and 6.7% of revenue for 2006 and 2005, respectively. Legal expenses related to litigation were $3.1 million in 2006, including an accrual of $2.8 million for estimated future legal expenses related to the Atmel litigation. The remaining increase in 2006 reflects higher compensation and relocation costs due to the addition of accounting, human resource and legal headcount to support our growth.

Other income (expense), net. Other income (expense), net increased $1.4 million to net expense of $1.9 million in 2006 from net expense of $0.5 million in 2005, primarily due to a $1.3 million increase in warrant revaluation expense recognized in accordance with FSP 150-5.

Selected Quarterly Financial Information

The following table sets forth our unaudited quarterly consolidated statements of operations for each of the eight most recent fiscal quarters ended December 28, 2007. We have prepared the unaudited quarterly financial information on a basis consistent with the audited consolidated financial statements included in this Form 10-K, and the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position and operating results for the quarters presented. The results of operations for any quarter are not necessarily indicative of the results of the operations for any future period.

	For the Three Months Ended
	December 28, 2007	September 28, 2007	June 29, 2007	March 30, 2007	December 29, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(In thousands, except per share data)
Revenue	$15,693	$15,057	$12,300	$9,295	$9,406	$8,240	$8,142	$7,386
Cost of revenue (1)	7,857	7,905	6,778	5,015	5,123	4,944	5,028	4,169

Gross profit	7,836	7,152	5,522	4,280	4,283	3,296	3,114	3,217

Expenses
Research and development (1)	3,557	3,529	3,016	2,774	2,314	2,292	2,746	2,279
Selling and marketing (1)	2,735	2,315	2,077	1,985	1,755	1,861	1,767	1,684
General and administrative (1) (2)	1,440	1,616	1,226	1,467	3,650	604	509	321

Total expenses	7,732	7,460	6,319	6,226	7,719	4,757	5,022	4,284

Income (loss) from operations	104	(308)	(797)	(1,946)	(3,436)	(1,461)	(1,908)	(1,067)
Other income (expense)
Warrant expense	—	—	(5,884)	(3,753)	(480)	(1,246)	(185)	(284)
Interest expense	—	(5)	(78)	(26)	—	—	—	—
Interest income	794	830	103	70	38	61	88	98

Total other income (expense), net	794	825	(5,859)	(3,709)	(442)	(1,185)	(97)	(186)

Income (loss) before income tax expense	898	517	(6,656)	(5,655)	(3,878)	(2,646)	(2,005)	(1,253)

Income tax expense	—	—	—	—	—	—	—	—

Net income (loss)	$898	$517	$(6,656)	$(5,655)	$(3,878)	$(2,646)	$(2,005)	$(1,253)

Net income (loss) per common share, basic	$.03	$.02	$(7.37)	$(7.30)	$(5.33)	$(3.83)	$(3.13)	$(2.41)
Net income (loss) per common share, diluted	$.03	$.02	$(7.37)	$(7.30)	$(5.33)	$(3.83)	$(3.13)	$(2.41)
Shares used in computing basic net income (loss) per common share	27,104	25,944	903	774	727	691	641	521
Shares used in computing diluted net income (loss) per common share	30,643	30,103	903	774	727	691	641	521
(1) Includes charges for stock-based compensation:
Cost of revenue	$14	$16	$12	$4	—	—	—	—
Research and development	141	96	66	43	6	4	1	—
Selling and marketing	78	61	56	19	3	1	—	—
General and administrative	136	169	66	109	39	32	8	1

Total	$369	$342	$200	$175	$48	$37	$9	$1

(2)	Three months ended December 29, 2006 includes accrued future litigation related legal expenses of $2,781.

The following table sets forth our unaudited historical operating results on a quarterly basis as a percentage of revenue for the periods indicated above:

	For the Three Months Ended
	December 28, 2007	September 28, 2007	June 29, 2007	March 30, 2007	December 29, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	50.1	52.5	55.1	54.0	54.5	60.0	61.8	56.4

Gross profit	49.9	47.5	44.9	46.0	45.5	40.0	38.2	43.6

Expenses
Research and development	22.7	23.4	24.5	29.8	24.6	27.8	33.7	30.9
Selling and marketing	17.4	15.4	16.9	21.4	18.7	22.6	21.7	22.8
General and administrative	9.2	10.7	10.0	15.8	38.8	7.3	6.3	4.3

Total expenses	49.3	49.5	51.4	67.0	82.1	57.7	61.7	58.0

Income (loss) from operations	0.7	(2.0)	(6.5)	(21.0)	(36.5)	(17.7)	(23.4)	(14.4)
Other income (expense)
Warrant expense	—	—	(47.8)	(40.4)	(5.1)	(15.1)	(2.3)	(3.8)
Interest expense	—	—	(0.6)	(0.3)	—	—	—	—
Interest income	5.1	5.4	0.8	0.8	0.4	0.7	1.1	1.3

Total other income (expense), net	5.1	5.4	(47.6)	(39.9)	(4.7)	(14.4)	(1.2)	(2.5)
Income (loss) before income tax expense	5.7	3.4	(54.1)	(60.9)	(41.2)	(32.1)	(24.6)	(17.0)

Income tax expense	—	—	—	—	—	—	—	—

Net income (loss)	5.7%	3.4%	(54.1)%	(60.9%)	(41.2)%	(32.1)%	(24.6)%	(17.0)%

Our revenue increased sequentially during each of the quarters indicated, with exception of the first quarter of 2007. The increase in revenue during the periods was primarily due to the increase in our shipments to the PC market. Our growth reflects new design wins reaching commercial production, driven by increased demand by consumers and businesses for fingerprint sensors on their PCs.

Our gross margins have fluctuated from quarter to quarter due to several factors, including changes in product mix, timing of new product introductions and manufacturing yields. Lower than anticipated manufacturing yields on a high volume sensor introduced in 2005 negatively affected our gross margins in the first three quarters of 2006. Improvements in manufacturing yields on that same sensor were the primary driver of the increase in gross margins to 45.5% in the fourth quarter of 2006 and 46.0% in the first quarter of 2007. Second quarter of 2007 margins were adversely affected by excess and obsolete inventory allowance due to a transition to new models.

Our operating expenses have generally increased in each of the quarters presented as we added personnel and incurred related costs to accommodate the growth of our business. Research and development expenses in the second quarter of 2006 were affected by wafer fabrication mask expenses associated with new product development. Our research and development costs increased sequentially in each quarter of 2007 as we are devoting substantial resources to the continued development of additional functionality for existing products and the design and development of new products. Selling and marketing expenses increased significantly during the third and the fourth quarters of 2007 as related personnel costs and sales commissions increased as a result of additional headcount and higher revenues. General and administrative expenses in the fourth quarter of 2006 include $2.8 million for estimated future legal expenses related to the Atmel litigation. General and administrative expenses in the first quarter of 2007 included higher accounting and legal costs related to our efforts to prepare to become a public company. This trend continued during the following quarters as we incurred additional costs related to public company status such as legal and audit fees, directors’ fees and corporate governance associated costs. Third quarter of 2007 included one time retirement pay out to one of our employees.

In the accordance with FSP 150-5, we classify the warrants on our preferred stock as liabilities and adjust our warrant instruments to fair value at each reporting period. Subsequent to our initial public offering on July 2, 2007 and the associated conversion of our outstanding redeemable convertible preferred stock to common stock, the warrants to purchase shares of redeemable convertible preferred stock were converted to warrants to purchase an equivalent number of shares of our common stock and the related carrying value of such warrants was reclassified to an additional paid-in-capital, and the warrants are no longer subject to remeasurement.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations, the issuance and sale of our common stock, preferred stock and senior secured convertible debt. Our cash, cash equivalents and short term and long term investments were $66.3 million as of December 28, 2007 an increase of $60.2 million from December 29, 2006. The increase in our cash, cash equivalents and investments as of December 28, 2007 was primarily attributable to the proceeds from our initial public offering, net of offering costs, of $55.9 million on July 2, 2007 and the issuance of $7.4 million of senior secured convertible notes on February 28, 2007, net of issuance costs. This was partially offset by increases in accounts receivable and inventory, purchases of property and equipment, expenses associated with our initial public offering, payment of legal fees and operating losses incurred over the last twelve months.

	Twelve Months Ended
	December 28, 2007	December 29, 2006	December 31, 2005

	(In thousands)
Consolidated statement of cash flows data:
Purchase of property and equipment	$1,996	$852	$634

Cash flows from operating activities	(2,547)	(3,392)	(7,862)
Cash flows from investing activities	(52,316)	8,602	7,666
Cash flows from financing activities	$64,490	$176	$143

Operating activities. Net cash used in operating activities was $2.5 million, $3.4 million and $7.9 million in 2007, 2006 and 2005, respectively. Net cash used in operating activities for 2007 was primarily due to increases in accounts receivable, inventory and prepaid expenses related to licensed design tools, offset by increases in accounts payable due to growth in revenue. Net cash used in operating activities for 2006 was due to the net loss incurred in the year partly offset by a reduction in accounts receivable. Net cash used in operating activities for 2005 was due primarily to the net loss incurred in the year and increased accounts receivable and inventory levels as a result of the revenue growth in 2005. We anticipate that accounts receivable, inventory and accounts payable will increase to the extent we continue to grow our business.

Investing activities. Net cash provided by (used in) investing activities was $(52.3) million, $8.6 million and $7.7 million for 2007, 2006 and 2005, respectively. Net cash used in 2007 was primarily attributable to purchases of short-term and long-term investments of $50.3 million and purchase of equipment of $2.0 million. In 2006, we redeemed $9.5 million of short term investments to finance cash used in operating activities and the purchase of property and equipment, and to transfer the cash into more liquid instruments in anticipation of cash requirements in the first half of 2007. In 2005, we redeemed $8.3 million of short term investments to finance cash used in operating activities and the purchase of property and equipment.

We purchased property and equipment of $2.0 million, $0.9 million and $0.6 million in 2007, 2006 and 2005, respectively, primarily for equipment used by our third-party manufacturing subcontractors. Although we do not operate manufacturing facilities under our business model, we do provide certain custom assembly and test related equipment to our subcontractors for use in manufacturing our products. We anticipate that purchases of property and equipment may increase to the extent we continue to grow our business.

Financing Activities. Net cash provided by our financing activities was $64.5 million, $0.2 million and $0.1 million for 2007, 2006 and 2005, respectively. Net cash provided in 2007 was due primarily to the net proceeds of $55.9 million received from our initial public offering and the issuance of our $7.4 million of senior secured convertible notes, net of issuance costs. These convertible notes were purchased by existing preferred stockholders or their affiliates. Interest on the notes was 4.0% per annum, payable semi-annually with all payments of interest until December 31, 2008 being paid in shares of our common stock and thereafter, in cash. The notes and accrued interest were converted into shares of our common stock at the rate of $6.00 per share upon the July 2, 2007 closing of our initial public offering. Cash provided by financing activities in 2006 and 2005 was due to proceeds from the exercise of stock options.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of December 28, 2007, our investment portfolio consisted primarily of fixed-income securities. The weighted average maturity is less than twelve months. We utilize investment vehicles such as money market funds, commercial paper, certificates of deposit, auction rate securities, U.S. Treasury instruments, and corporate and Euro bonds.

As of December 28, 2007, $23.9 million of our $42.6 million in short-term investments were comprised of municipal notes and preferred stock investments with an auction reset feature (“auction rate securities”). The municipal notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. All of the municipal notes carry AA credit ratings or above. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. All of the preferred stock investments carry AAA credit ratings.

Subsequent to December 28, 2007 all of the $23.9 million of auction rate securities that we held at the balance sheet date were either sold or had their interest rate reset through a successful auction. As of February 26, 2008, $13.0 million of our investments were comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 28 or 35 days. As of February 26, 2008, auctions had failed for $11.5 million of our auction rate securities, $6.7 million of which were held as of December 28, 2007. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist. These developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements for the first quarter of 2008 or in other future periods. In addition, while all of our auction rate securities are currently rated AA or above, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

We believe we will be able to liquidate our auction rate securities without significant loss, and we currently believe these securities are not impaired, primarily due to government guarantees and municipal bond insurance in the case of our municipal notes investments and substantial over-collateralization in the case of our preferred stock investments. We currently have the ability and intent to hold the remaining $13.0 million of auction rate securities, until market stability is restored with respect to these securities. We believe that, even allowing for the reclassification of these securities to long-term and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and short-term investments will be sufficient to support our projected operating requirements over the next twelve months.

Our long-term future capital requirements will depend on many factors, including our level of revenue, the timing and extent of spending to support our research and development efforts, the expansion of selling and marketing activities, acquisitions, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing. These additional funds may not be available on terms acceptable to us or at all.

Contractual Obligations

The following table describes our contractual obligations as of December 28, 2007:

	Total	2008	2009	2010	2011	2012	Over 5yrs
	(In thousands)
Operating Leases	$723	$670	$49	$4	—	—	—
Inventory purchase commitments (1)	1,547	1,547	—	—	—	—	—
Licensing	180	180	—	—	—	—	—

Total	$2,450	$2,397	$49	$4	—	—	—

(1)	Open purchase obligations represent inventory commitments. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 7A.	Qualitative and Quantitative Disclosure about Market Risks

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

Interest rate risk. We had cash, cash equivalents and investments of $66.3 million as of December 28, 2007, which were held for working capital purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk and reduce exposure, we maintain our portfolio of cash equivalents and short-term and long term investments in investment grade securities that are primarily of a conservative nature. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations.

Market risk. Our short term and long term investments consist of money market funds, certificates of deposit, auction rate securities, corporate and Euro bonds that are exposed to certain risks. Although these various investments are managed to a standard designed to avoid principal loss, market forces can have an adverse effect on asset valuations, and it is possible for these investment grade securities to lose a portion of the principal. The ability to determine the risks presented by these investments is limited by, among other things, restrictions on the ability to know the holdings or the collateral backing of the securities.

At December 28, 2007 we held $23.9 million in auction rate securities. The rate of interest paid on these securities is determined at auctions held at pre-determined intervals, usually every seven, 28 or 35 days. If sufficient clearing bids are not made in a particular auction, that can result in the inability to liquidate the asset-backed securities in the auction. Subsequent to December 28, 2007 all of the $23.9 million of auction rate securities that we held at the balance sheet date were either sold or had their interest rate reset through a successful auction.

As of February 26, 2008, $13.0 million of our investments were comprised of auction rate securities, of which auctions for $11.5 million of those securities had failed [$6.7 million of which were held as of December 28, 2007]. There is no assurance that auctions on the remaining auction rate securities in our investment portfolio will continue to succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may decline and we may record impairment charges.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of

AuthenTec, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AuthenTec, Inc. and its subsidiaries (the Company) at December 28, 2007 and December 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for freestanding warrants on preferred shares that are redeemable in 2005 and the manner in which it accounts for stock-based compensation in 2006.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 29, 2008

AuthenTec, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	As of
	December 28, 2007	December 29, 2006

Assets
Current assets
Cash and cash equivalents	$15,703	$6,076
Short-term investments	42,573	—
Accounts receivable, net of allowances of $23 and $75, respectively	6,374	3,697
Prepaid expenses	820	220
Inventory	5,120	4,499

Total current assets	70,590	14,492
Long-term investments	8,066	—
Other long-term assets	673	—
Property and equipment, net	2,605	1,435

Total assets	$81,934	$15,927

Liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$3,917	$2,255
Accrued compensation and benefits	1,998	1,169
Accrued litigation expenses	1,333	1,905
Other accrued liabilities	3,571	1,882
Deferred revenue	79	1,151

Total current liabilities	10,898	8,362
Preferred stock warrants liability	—	7,597
Long-term accrued litigation expenses	—	898

Total liabilities	10,898	16,857

Commitments and contingencies
Series A voting mandatorily redeemable convertible preferred stock, $.01 par value; none and 13,510 shares authorized at December 28, 2007 and December 29, 2006; none and 13,500 issued and outstanding at December 28, 2007 and December 29, 2006; stated at liquidation value at December 29, 2006	—	13,461

Series B voting mandatorily redeemable convertible preferred stock, $.01 par value; none and 9,325 shares authorized at December 28, 2007 and December 29, 2006; none and 9,006 issued and outstanding at December 28, 2007 and December 29, 2006; liquidation preference of $20,263 at December 29, 2006	—	20,227

Series C voting mandatorily redeemable convertible preferred stock, $.01 par value; none and 38,109 shares authorized at December 28, 2007 and December 29, 2006; none and 29,929 issued and outstanding at December 28, 2007 and December 29, 2006; liquidation preference of $30,000 at December 29, 2006	—	13,986

Series D voting mandatorily redeemable convertible preferred stock, $.01 par value; none and 15,000 shares authorized at December 28, 2007 and December 29, 2006; none and 15,000 issued and outstanding at December 28, 2007 and December 29, 2006; liquidation preference of $15,000 at December 29, 2006	—	14,935

Stockholders’ equity (deficit)
Junior convertible preferred stock, $.01 par value; none and 4,500 shares authorized at December 28, 2007 and December 29, 2006; none and 4,500 issued and outstanding at December 28, 2007 and December 29, 2006	—	45
Common stock, $.01 par value; 100,000 shares authorized; 27,745 and 744 issued and outstanding at December 28, 2007 and December 29, 2006	277	7
Additional paid-in capital	146,729	1,482
Accumulated deficit	(75,970)	(65,073)

Total stockholders’ equity (deficit)	$71,036	$(63,539)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)	$81,934	$15,927

The accompanying notes are an integral part of these consolidated financial statements.

AuthenTec, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 31, 2005

Revenue	$52,344	$33,174	$19,243
Cost of revenue	27,554	19,264	11,314

Gross profit	24,790	13,910	7,929

Operating expenses
Research and development	12,876	9,631	7,355
Selling and marketing	9,112	7,067	5,432
General and administrative	5,750	5,084	1,284

Total operating expenses	27,738	21,782	14,071

Loss from operations	(2,948)	(7,872)	(6,142)

Other income (expense):
Warrant expense	(9,637)	(2,195)	(933)
Interest expense	(110)	—	—
Interest income	1,798	285	449

Total other income (expense), net	(7,949)	(1,910)	(484)

Loss before income tax expense and cumulative effect of change in accounting principle	(10,897)	(9,782)	(6,626)

Income tax expense	—	—	—

Cumulative effect of change in accounting principle	—	—	(4,469)

Net loss	$(10,897)	$(9,782)	$(11,095)

Net loss per common share, basic and diluted	$(0.80)	$(15.18)	$(36.59)

Shares used in computing basic and diluted net loss per common share	13,681	644	303

The accompanying notes are an integral part of these consolidated financial statements.

Au thenTec, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Junior Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value

Balance, December 31, 2004	4,500	$45	228	$2	$1,073	$(44,196)	$(43,076)
Exercise of stock options	—	—	250	3	140	—	143
Net loss	—	—	—	—	—	(11,095)	(11,095)

Balance, December 31, 2005	4,500	45	478	5	1,213	(55,291)	(54,028)
Exercise of stock options	—	—	266	2	174	—	176
Stock-based compensation	—	—	—	—	95	—	95
Net loss	—	—	—	—	—	(9,782)	(9,782)

Balance, December 29, 2006	4,500	45	744	7	1,482	(65,073)	(63,539)
Exercise of stock options	—	—	342	4	160	—	164
Exercise of warrants	—	—	977	9	581	—	590
Stock-based compensation	—	—	—	—	1,086	—	1,086
Reclassification of warrant liability	—	—	—	—	9,199	—	9,199
Conversion of jr preferred stock	(4,500)	(45)	1,125	11	34	—	—
Conversion of redeemable preferred stock	—	—	17,671	177	70,788	—	70,965
Conversion of senior secured convertible notes and associated accrued interest (net of issuance costs)	—	—	1,260	13	7,504	—	7,517
Proceeds from initial public offering (net of offering costs)	—	—	5,625	56	55,887	—	55,943
Issuance of common stock	—	—	1	—	8	—	8
Net loss	—	—	—	—	—	(10,897)	(10,897)

Balance, December 28, 2007	—	$—	27,745	$277	$146,729	$(75,970)	$71,036

The accompanying notes are an integral part of these consolidated financial statements.

AuthenTec Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 31, 2005
Cash flows from operating activities
Net loss	$(10,897)	$(9,782)	$(11,095)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	826	468	379
Recovery of bad debt	(52)	(45)	(74)
Increase (decrease) in inventory provision	590	343	(139)
Stock-based compensation expense	1,086	95	—
Warrant expense	9,637	2,195	5,402
Interest accrued on senior secured convertible notes	110	—	—
Interest earned on investments	(310)	—	(449)
Decrease (increase) in current assets:
Accounts receivable	(2,625)	890	(2,810)
Inventory	(1,211)	(886)	(2,084)
Prepaid expenses	(1,273)	(192)	(7)
Increase (decrease) in liabilities:
Accounts payable	1,662	241	677
Accrued litigation expenses	(1,470)	2,803	—
Accrued compensation and benefits and other accrued liabilities	2,452	40	1,810
Deferred revenue	(1,072)	438	528

Net cash used in operating activities	(2,547)	(3,392)	(7,862)

Cash flows from investing activities
Purchase of property and equipment	(1,996)	(852)	(634)
Purchase of available-for-sale investments	(64,661)	(5,846)	(25,478)
Redemption of available-for-sale investments	40,641	15,300	33,778
Purchase of held-to-maturity investments	(28,300)	—	—
Redemption of held-to-maturity investments	2,000	—	—

Net cash provided by (used in) investing activities	(52,316)	8,602	7,666

Cash flows from financing activities
Proceeds from exercise of stock options	164	176	143
Proceeds from exercise of common and preferred warrants	910	—	—
Proceeds from the issuance of senior secured convertible notes, net of issuance costs	7,407	—	—
Proceeds from initial public offering of common stock, net of offering costs	56,009	—	—

Net cash provided by financing activities	64,490	176	143

Net increase (decrease) in cash and cash equivalents	9,627	5,386	(53)
Cash and cash equivalents, beginning of period	6,076	690	743

Cash and cash equivalents, end of period	$15,703	$6,076	$690

Supplemental disclosure of cash flow information
Cashless exercise of 1,595 preferred and common stock warrants	$3,558	—	—
Non-cash accrued offering costs	$66	—	—
Reclassification of warrant liability to equity upon initial public offering	$9,199	—	—
Conversion of senior secured convertible notes and associated accrued
interest to equity upon initial public offering	$7,610	—	—
Non-cash stock issuance	$8

The accompanying notes are an integral part of these consolidated financial statements.

AuthenTec, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Organization

AuthenTec, Inc., a Delaware corporation was incorporated in 1998 for the purpose of developing and commercializing certain Harris Corporation technology. In 1998, we entered into an Assignment and Assumption Agreement with HVFM-V, L.P. (“HVFM”), a venture capital affiliate of Harris Corporation, for the rights, title and interests under a Technology Transfer Agreement between HVFM and Harris Corporation.

Nature of Business

We are a leading mixed-signal semiconductor company providing fingerprint authentication sensors and solutions to the high-volume PC, wireless device and access control markets. Our products are based on our patented TruePrint technology which uses radio-frequency signals to detect fingerprint patterns from the live, highly-conductive layer of skin that lies just beneath the skin’s dry outer surface layer. We primarily sell our products to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs or contract manufacturers. We operate a fabless manufacturing model, whereby manufacturing requirements are outsourced to third parties.

Initial Public Offering

On July 2, 2007, we completed our initial public offering, selling 5,625,000 shares of our common stock and yielding approximately $56,000 common stock and approximately $55,887,000 additional paid in capital proceeds to us, net of offering costs of approximately $1,600,000. At that time, all shares of our outstanding convertible preferred stock were converted into approximately 18,796,000 shares of common stock, resulting in an increase in common stock of approximately $188,000 and an increase in additional paid in capital of approximately $70,822,000. In addition, the preferred stock warrant liability with a carrying value of approximately $9,199,000 was reclassified to additional paid in capital upon conversion of these preferred stock warrants into warrants to purchase the aforementioned common stock. Our outstanding senior secured convertible notes and the associated accrued interest were converted into approximately 1,260,000 shares of our common stock at the rate of $6.00 per share, increasing common stock by approximately $13,000 and additional paid in capital by approximately $7,504,000.

Principles of Consolidation

The consolidated financial statements include accounts of AuthenTec, Inc. and our wholly owned subsidiaries: AuthenTec K.K. and AuthenTec (Shanghai) Co., Ltd. All significant intercompany accounts and transactions have been eliminated.

Beginning with 2006, we adopted a fiscal year ending on the Friday closest to December 31. In prior years, we operated on a fiscal year ending on December 31. The change was made to simplify reporting and to provide for improved comparability between reporting periods. Fiscal year 2007 began December 30, 2006 and ended December 28, 2007. Fiscal year 2008 will contain 53 weeks and will end on January 2, 2009.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity resulting from non-owner sources. We do not have any items of other comprehensive income (loss) for the periods presented; accordingly, comprehensive loss did not differ from the reported net loss for the periods presented.

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

We recognize revenue from product sales to customers when products are shipped, the title and risk of loss has passed to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Our sales to certain distributors are made under agreements allowing for limited returns or credits under certain circumstances and we defer recognition of revenue on sales to these distributors until the products are resold by the distributor to the end-user. We assess the ability to collect from our customers based on a number of factors, including credit worthiness and any past transaction history of the customer. If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and other revenue recognition criteria have been met. During the second quarter of 2007, we changed our contract terms with a few major distributors. The new terms do not allow for a right of return or price protection, which terms under our old agreements, had previously caused sales to these distributors to be deferred until resold to end customers. We therefore now recognize revenue to these distributors upon shipment. At the time of the contract changes, this created an increase to revenue and decrease in deferred revenue of approximately $566,000 since such term changes were retroactive to prior shipments also.

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

	Fiscal Year Ended
	December 28, 2007	December 29, 2006
	(In thousands)
Balance — beginning of year	$181	$305
Accruals for sales in the period	14	86
Costs incurred	(60)	(210)

Balance — end of year	$135	$181

Cash, Cash Equivalents and Investments

During the third quarter of 2007, we began investing the cash primarily resulting from the proceeds of our initial public offering, in more diversified types of investments in order to maximize the interest we could earn. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents, including money market and commercial paper. Our other investments that include auction rate securities, corporate and euro bonds, medium and short term notes and certificates of deposits are classified as investments and are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We have classified our auction rate securities as available for sale (AFS) and reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported in a separate component of stockholders’ equity. We have classified our corporate and euro bonds, medium and short term notes and certificates of deposit as held-to-maturity (HTM) and reported at amortized cost.

The following table reports investment holdings at period end.

	As of				2007 Maturity Range
	Value		Unrealized Gains/(Losses)
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006

	(In thousands)				(In years)
Auction rate securities (AFS)	$23,945	$—	$—	—	>6 yrs
Certificates of deposits (HTM)	10,931	—	—	—	0-1.2 yrs
Corporate bonds (HTM)	11,609	—	—	—	0.4 -1.3 yrs
Euro bonds (HTM)	1,025	—	—	—	0.7 yrs
Notes (HTM)	3,129	—	—	—	0.8 -1.4 yrs

Total	$50,639	$—	$—	$—

As of December 28, 2007, $23.9 million of our $42.6 million in short-term investments were comprised of municipal notes and preferred stock investments with an auction reset feature (“auction rate securities”). The municipal notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities.

Subsequent to December 28, 2007 all of the $23.9 million of auction rate securities that we held at the balance sheet date were either sold or had their interest rate reset through a successful auction. As of February 26, 2008, auctions had failed for $6.7 million of our auction rate securities which were held as of December 28, 2007. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist. These developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements for the first quarter of 2008 or in other future periods. In addition, while all of our auction rate securities are currently rated AA or above, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

Inventory

Inventory, consisting principally of outsourced semiconductor chips and finished goods, is valued at the lower of cost or market. Cost is determined by standard costs which approximate the first-in, first-out method. We evaluate inventory for excess and obsolescence and write down units that are unlikely to be sold based upon a twelve months’ demand forecast. This evaluation takes into account various matters, which might include expected demand, product obsolescence and other factors. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or scrapped. If a unit that has been written down or off is subsequently sold, the cost associated with the revenue from this unit is reduced to the extent of the write down, resulting in an increase in gross profit.

Concentration of Credit Risk and Significant Customers and Suppliers

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, investments and accounts receivable. The majority of cash and cash equivalents are deposited with two credit worthy financial institutions. We have not experienced any losses on deposits of cash and cash equivalents. We believe that the financial institutions are reputable and, accordingly, minimal credit risk exists. However, at times we have cash balances in these banks in excess of FDIC insurance limits.

We currently sell our products to a limited number of customers and maintain reserves for potential credit losses related to accounts receivable arising from sales of our products. We also perform credit evaluations of our customers and provide credit to certain customers in the normal course of business.

The following table illustrates the concentration of customer accounts receivable as a percent of total accounts receivable:

	As of
	December 28, 2007	December 29, 2006

Inventec Corporation	36.8%	19.9%
Fujitsu Ltd.	20.5%	28.9%
Richpower Electronic Devices Co.	15.1%	*
Compal Electronics, Inc.	12.7%	27.2%
Bioscrypt Inc.	*	11.0%

*	Less than 10%

A change in or loss of one or more of our customers could adversely effect results of operations. The following table illustrates the concentration of customer revenue as a percent of total revenue:

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 31, 2005

Richpower Electronic Devices Co.	23.8%	*	*
Fujitsu Ltd.	22.7%	32.2%	35.8%
Inventec Corporation	18.5%	13.7%	*
Compal Electronics, Inc.	15.0%	18.5%	*

*	Less than 10%

For the years ended December 28, 2007, December 29, 2006, and December 31, 2005, sales to international customers accounted for 95.8%, 91.9% and 88.1% of revenue, respectively.

We depend upon a limited number of subcontractors for our production requirements. The failure of any of our subcontractors to fulfill our production requirements on a timely basis would adversely impact future results. Although there are other subcontractors that are capable of providing similar services, an unexpected change in our subcontractors could cause delays in our ability to meet our customer’s demands, resulting in loss of revenue.

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation is provided on the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets (three to five years).

Research and Development

Development costs incurred in the research and development of products are expensed as incurred.

Advertising Expense

We expense advertising costs as incurred. Advertising expense was approximately $430,000, $166,000 and $51,000 for the years ended December 28, 2007, December 29, 2006 and December 31, 2005, respectively.

Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires us to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows. No impairment losses were recognized by us in 2007, 2006 and 2005.

Litigation Related Expenses

We accrue all litigation related legal expenses if these costs are probable and estimable, regardless of whether a liability can be estimated for the loss contingency, itself. In December 2006, we accrued the estimated future costs of the legal fees of $2,781,000 associated with defending the patent infringement lawsuit filed against us in March 2006 (Note 4).

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values recognized over the requisite service period. We used the prospective transition method, under which, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006.

We estimated the fair value of options granted after January 1, 2006 using the Black-Scholes option-pricing valuation model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the fair value of our common stock, weighted average period of time that the options granted are expected to be outstanding, the estimated volatility of comparable companies, the risk free interest rate and the estimated rate of forfeitures of unvested stock options.

For the period of January 1, 2006 through June 29, 2007, we used the simplified calculation of expected life described in the Securities and Exchange Commission Staff Accounting Bulletin 107, and we estimated our stock’s volatility based on an average of historical volatilities of the common stock of several entities with characteristics similar to us. Given our current public company status, for stock options granted after June 29, 2007, we refined our pool of peer companies that reflect characteristics similar to us taking into account industry trends, market capitalization, annual revenue, option life and option vesting terms. The risk-free rate is based on U.S. Treasury securities. We estimated expected forfeitures based on our historical experience. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

The following table illustrates the impact of adoption of SFAS No. 123(R):

	Fiscal Year Ended
	December 28, 2007	December 29, 2006

	(In thousands, except per share data)
Increase in net loss	$1,086	$95
Increase in basic and diluted net loss per common share	$0.08	$0.15

Notes to Consolidated Financial Statements — (Continued)

Net Loss per Share

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

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 31, 2005

	(In thousands, except per share data)
Numerator:
Net loss	$(10,897)	$(9,782)	$(11,095)

Denominator:
Basic and diluted loss per share -weighted average common shares outstanding	13,681	644	303

Basic and diluted net loss per share	$(0.80)	$(15.18)	$(36.59)

Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share for the periods presented because their inclusion would have had an anti-dilutive effect (in thousands):

	As of
	December 28, 2007	December 29, 2006	December 31, 2005

Mandatorily redeemable convertible preferred stock	—	17,984	17,984
Options to purchase common stock	3,779	3,153	2,966
Warrants to purchase common or preferred stock	79	2,127	2,127

	3,858	23,264	23,077

Accounting for Income Taxes

We account for income taxes under the provisions SFAS, No. 109, Accounting for Income Taxes. In applying SFAS No. 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. As of December 28, 2007, our total deferred tax assets were principally comprised of net operating loss carry forwards. As of December 28, 2007, based on the available objective evidence, we believe it is more likely than not that our deferred tax assets will not be realizable in the foreseeable future. We based this belief primarily on the fact that we have incurred cumulative pre-tax losses in all years since inception. Accordingly, we provided a full valuation allowance against our net deferred tax assets as of December 28, 2007. Should sufficient positive, objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, we would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time.

Cumulative Effect of Change in Accounting Principle

On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”). Our warrants to purchase shares of our mandatorily redeemable convertible preferred stock are subject to FSP 150-5 requiring us to classify these warrants as liabilities and revalue them to fair value at the end of each reporting period. We adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of the beginning of the third quarter of 2005. For the year ended December 31, 2005, the impact of the change in accounting principle was to increase net loss by approximately $5,402,000. The impact consisted of approximately $4,469,000 cumulative charge as of July 1, 2005, when we adopted FSP 150-5, reflecting the fair value of the warrants as of the date of adoption, and approximately $933,000 of expense that was recorded in other income (expense), net to reflect the increase in fair value between July 1, 2005 and December 31, 2005.

Notes to Consolidated Financial Statements — (Continued)

Subsequent to our initial public offering on July 2, 2007 and the associated conversion of our outstanding redeemable convertible preferred stock into common stock, the warrants to purchase shares of redeemable convertible preferred stock were converted into warrants to purchase an equivalent number of shares of our common stock and the related carrying value of such warrants was reclassified to additional paid-in-capital, and the warrants are no longer subject to remeasurement.

The impact of the cumulative effect of change in accounting principle on net loss per common share was as follows:

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 31, 2005

	(In thousands, except per share data)
Net loss per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.80)	$(15.18)	$(21.85)
Cumulative effect of change in accounting principle	—	—	(14.74)

Net loss per common share, basic and diluted	$(0.80)	$(15.18)	$(36.59)

Denominator for basic and diluted net loss per common share	13,681	644	303

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. The purpose of SFAS 157 is to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS 157 emphasizes that fair value is market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop measurements, and the effect of certain measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. On February 6, 2008, the FASB announced it will issue a FASB Staff Position (FSP) to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. The FSP will also amend SFAS 157 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements. The FSP is expected to be issued in the near future.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, to increase relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R replaces SFAS 141, Business Combinations, but, retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and established how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree ; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. SFAS 141R will impact us if we elect to enter into a business combination subsequent to January 2, 2009.

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

Notes to Consolidated Financial Statements — (Continued)

2. Inventory

	As of
	December 28, 2007	December 29, 2006

	(In thousands)
Work-in-process	$3,578	$3,922
Finished goods	2,652	1,097
Valuation allowance	(1,110)	(520)

	$5,120	$4,499

3. Property, Plant and Equipment

		As of
	Useful Life (Years)	December 28, 2007	December 29, 2006

		(In thousands)
Production and lab equipment	5	$3,199	$2,078
Computer equipment	3 - 5	1,020	844
Office furniture and fixtures	3	452	333
Computer software	3 - 5	659	282
Leasehold improvements	3	334	131

		5,664	3,668
Less: Accumulated depreciation		(3,059)	(2,233)

		$2,605	$1,435

4. Contractual Commitments

Operating leases and license fees

We lease our office space, equipment and certain design software under non-cancelable operating lease agreements. Future minimum lease payments under non-cancelable operating leases are approximately $670,000, $49,000 and $4,000 for 2008, 2009 and 2010, respectively. Future minimum license payments under non-cancelable design software agreements are approximately $180,000 for 2008.

Rental expense under the operating leases was approximately $701,000, $473,000 and $360,000 for the years ended December 28, 2007, December 29, 2006 and December 31, 2005, respectively. License expense for the design software was approximately $358,000, $358,000 and $299,000 for the years ended December 28, 2007, December 29, 2006 and December 31, 2005, respectively.

Non-Cancelable Purchase Commitments

We enter into various inventory related purchase commitments with the third-party contract manufacturers and suppliers. We had approximately $1,547,000 of noncancelable purchase commitments with our contract manufacturers as of December 28, 2007. We expect to sell all products which we have committed to purchase.

License Agreements

We have entered into a software design license and maintenance agreement with a supplier. This agreement provides for quarterly payments of approximately $89,400, which are expensed as paid. Expense under this agreement for the years ended December 28, 2007, December 29, 2006 and December 31, 2005 was approximately $358,000, $358,000 and $299,000 respectively. During the fiscal year ended December 28, 2007, we prepaid for licenses to be used over the next three years ending December 31, 2010. This cost will be amortized over the same period of time.

During 2002, we entered into a license agreement under which we obtained a nonexclusive right to use certain software technology through the term of the licensor’s copyrights on such technology. In exchange, we are required to pay a fee no lower than $.25 per copy. Under this agreement, we recorded license fee expense of approximately $65,000, $202,000 and $298,000 for the years ended December 28, 2007 and December 29, 2006 and December 31, 2005, respectively.

In 2005, we entered into a license agreement for the use and modification of certain software technology for a term of 5 years in exchange for a non-recurring development fee of $175,000 and royalty payments of $.05 — $.12 per product sold with this technology based on the volume of products sold. We expensed the non-recurring development fee of $175,000 in 2005 and will recognize additional expense, if any, as products incorporating this technology are sold.

Notes to Consolidated Financial Statements — (Continued)

In 2007, we entered into a license agreement for the use of certain silicon technology for a term of five years, and renewable annually thereafter, in exchange for a non-recurring development fee of $70,000 and royalty payments of 3% of the cost of wafers manufactured with this technology. We expensed the non-recurring development fee of $70,000 in 2007 and will recognize additional expense, if any, as products incorporating this technology are sold.

Legal Proceedings

Our industry is marked by a significant number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights.

On March 22, 2006, Atmel Corporation filed a complaint in the United States District Court, Northern District of California, alleging that our fingerprint sensors infringe an Atmel patent. The complaint was amended on November 1, 2006 to add certain Atmel affiliates as plaintiffs, as well as an allegation we are infringing a second patent. The second patent is the basis for allegations that our fingerprint image software infringes Atmel’s intellectual property rights. Atmel is seeking a preliminary and permanent injunction as well as treble damages, though the plaintiffs’ claimed damages have not been quantified. We have filed a counterclaim challenging the validity of the patents and seeking a judgment of non-infringement. The discovery phase was scheduled to end in December 2007, however, Atmel has filed motions with the Court to take additional discovery. We anticipate patent claim construction hearings likely to be held in the second quarter of 2008. We believe that we have meritorious defenses to all of Atmel’s claims and we intend to defend our interest vigorously. Should Atmel obtain an adverse judgment for treble damages or obtain an injunction, such judgment may have a material adverse impact on our financial condition. At December 29, 2006, we accrued the future estimated costs associated with defending this lawsuit in the amount of approximately $2,781,000. Based on our estimate, the balance remaining at December 28, 2007, is sufficient.

In addition to these legal proceedings, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. Depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

5. Income Taxes

The components of the provision for income taxes are as follows:

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 31, 2005

	(in thousands)
Current tax provision:
Federal	$(281)	$(1,182)	$(1,727)
State	(16)	(224)	(328)
Foreign	(55)	—	—

	(352)	(1,406)	(2,055)
Deferred tax provision:
Federal	$220	(1,211)	(90)
State	12	(230)	(17)

	232	(1,441)	(107)

	(120)	(2,847)	(2,162)
Valuation allowance	120	2,847	2,162

Total tax provision	$—	$—	$—

Notes to Consolidated Financial Statements — (Continued)

The reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 31, 2005

	(in thousands)
Income taxes at federal statutory rate	$(3,704)	$(3,326)	$(2,253)
State income taxes, net of federal benefit	(132)	(391)	(265)
Non-deductible permanent items	3,709	870	356
Foreign rate differential	7	—	—
Federal valuation allowances, net of reversals	65	2,847	2,162
Foreign valuation allowances, net of reversals	55	—	—

Total	$—	$—	$—

The components of the net deferred tax asset and the tax effects of the primary differences giving rise to our deferred tax asset are as follows:

	As of
	December 28, 2007	December 29, 2006

	(in thousands)
Deferred tax assets:
Fixed assets	$314	$339
Allowance for bad debt	8	28
Inventory reserve	390	198
Deferred revenue	28	437
Accrued litigation	469	1,089
Accrued vacation and bonus	620	310
Other accrued liabilities	226	71
Foreign NOL	164	161
Federal and state NOLs	18,001	19,104

Total	20,220	21,737
Valuation allowance	(20,220)	(21,737)

Net deferred tax assets	$—	$—

At December 28, 2007, we have federal net operating loss carry forwards of approximately $51,124,000 available to reduce future taxable income, which will begin to expire in the year 2018.

At December 28, 2007, we have foreign net operating loss carry forwards of approximately $522,000 available to reduce future taxable income, which will begin to expire in the year 2012.

The entire balance of the deferred tax assets has been offset by a valuation allowance or uncertain tax provision since realization of any future benefit from deductible temporary differences and utilization of net operating loss carry forwards cannot be sufficiently assured at December 28, 2007.

Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may result in limitation on the amount of net operating loss carry forwards which can be used in future years.

Adoption of FIN 48

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective December 30, 2006.

In conjunction with the adoption of FIN 48, we analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified our federal tax return and state tax return in Florida as “major” tax jurisdictions, as defined. The periods subject to examination for our federal and Florida returns are the 2004 through 2007 tax years. We are not currently under audit by the Internal Revenue Service or the Florida Department of Revenue. As a result of the implementation of FIN 48, we recognized approximately $1,424,000 decrease in assets for unrecognized tax benefits associated with state net operating losses. The application of FIN 48 would have resulted in a decrease in retained earnings of approximately $1,424,000, except that the decrease was fully offset by the application of a valuation allowance. There have been no significant changes to these amounts during the year ended December 28, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Notes to Consolidated Financial Statements — (Continued)

(in thousands)
Balance at December 30, 2006	$1,424
Increases/decreases based on tax positions related to the current year	—
Increases/decreases for tax positions of prior years	—
Decreases related to settlements	—
Decreases related to the lapse of the statute of limitations	—

Balance at December 28, 2007	$1,424

We recognize interest and penalties related to uncertain tax positions in income tax expense which were zero as of and for the year ended December 28, 2007.

6. Redeemable Preferred Stock

Prior to our public offering in July 2007, our amended certificate of incorporation authorized 100,000,000 shares of common stock and 80,444,003 shares of redeemable convertible preferred stock. Redeemable convertible preferred stock at December 29, 2006, consisted of the following:

	Shares		Liquidation Preference	Proceeds Net of Issuance Costs
Series	Authorized	Issued and Outstanding
			(In thousands)
A	13,510,000	13,500,000	$—	$13,461
B	9,324,702	9,005,812	20,263	20,227
C	38,109,301	29,928,769	30,000	13,986
D	15,000,000	15,000,000	15,000	14,935
Junior preferred	4,500,000	4,500,000	—	450

	80,444,003	71,934,581	$65,263	$63,059

Preferred Stock Series A (“Series A”)

Through 1999, we issued 13,500,000 shares of Series A for gross proceeds of $13,000,000 and the extinguishment of a $500,000 note payable.

The Series A holders had the following preferences: (1) when and as declared dividends, noncumulative, of $.08 per share; (2) each four shares of Series A was convertible into one share of common stock, subject to certain anti-dilution provisions; and (3) automatically converted into shares of common stock upon a qualified public offering of our common stock with an offering price per share of at least $6.48, with aggregate proceeds of at least $30 million.

Preferred Stock Series B (“Series B”)

On March 14, 2001, we issued 9,005,812 shares of Series B for cash proceeds of approximately $15,100,000 plus the conversion of convertible promissory notes of $4,390,806 including accrued interest of $131,506 and the conversion of the convertible stock for a value of $763,568 including accrued dividends.

The Series B holders had the following preferences: (1) when and as declared dividends, noncumulative, of $.18 per share; (2) each four shares of Series B was convertible into one share of common stock, subject to certain anti-dilution provisions; and (3) automatically converted into shares of common stock upon a qualified public offering of our common stock with an offering price per share of at least $6.48, with aggregate proceeds of at least $30 million.

Preferred Stock Series C (“Series C”)

During 2003, we issued 27,933,518 shares of Series C convertible preferred stock (“Series C”) for cash proceeds of approximately $14,000,000 plus the conversion of certain convertible promissory notes of $1,000,000 into 1,995,251 shares of Series C Preferred Stock for an aggregate of 29,928,769 shares of Series C.

Notes to Consolidated Financial Statements — (Continued)

The Series C holders had the following preferences: (1) dividends at the rate of $.04 per share, non-cumulative, when and as declared; (2) each four shares of Series C was convertible into one share of common stock subject to certain anti-dilution provisions; (3) the Series C was automatically converted into shares of common stock upon a qualified public offering of our common stock with an offering price per share of at least $6.48, with aggregate proceeds of at least $30 million; and (4) the Series C had a liquidation preference of $1.0234 per share and including any dividends payable thereon up to a maximum aggregate amount of $30 million.

Preferred Stock Series D (“Series D”)

During 2004, we issued 15,000,000 shares of Series D convertible preferred stock (“Series D”) for cash proceeds of approximately $15,000,000.

The Series D holders had the following preferences: (1) dividends at the rate of $.08 per share, non-cumulative, when and as declared; (2) each four shares of Series D was convertible into one share of common stock, subject to certain anti-dilution provisions; (3) the Series D was automatically converted into shares of common stock upon a qualified public offering of our common stock with an offering price per share of at least $6.48, with aggregate proceeds of at least $30 million; and (4) the Series D had a liquidation preference of $1.00 per share and including any dividends payable thereon up to a maximum aggregate of $15 million.

Junior Convertible Preferred Stock (“Junior Preferred”)

Through October 1998, we issued 4,500,000 shares of Junior Preferred for the purchase of technology and fixtures valued at $450,000. Each four shares of Junior Preferred was convertible into one share of common stock and automatically converted into shares of common stock and upon qualified public offering price per share of at least $6.48 with aggregate proceeds at least $30 million.

Upon our liquidation, and after the Series C and Series D have received their liquidation preference, all funds were to be distributed on a pari passu basis to Common, Series C, Series D and a Series A/B/Junior Preferred Pool. The funds in the Series A/B/Junior Preferred Pool were to be distributed first to the Series A and Series B on a pari passu basis with each other, before any amounts were distributed to the Junior Preferred and until such time as the Series A and Series B had received $1.00 per share and $2.25 per share, respectively. The funds then were to be distributed to the Junior Preferred until such time as the Junior Preferred had received $1.00 per share. Thereafter, all proceeds in the Series A/B/Junior Preferred Pool were to be distributed on a pari passu basis to the Series A, Series B and Junior Preferred.

The Series A, B, C and D Preferred Stock was considered mandatorily redeemable since the following were all deemed to be a liquidation, dissolution, or winding up of our company: (1) any transaction or series of related transactions to which we are a party (including without limitation any reorganization, merger or consolidation) that results in the transfer of 50% or more of our outstanding voting power; (2) a sale, lease or other disposition of all or substantially all of our assets; or (3) the transfer of more than 50% of our voting power.

In April 2007, we issued additional 3,249,062 shares of Preferred Stock Series C upon exercise of preferred stock warrants, held by investors. Total cash paid to us upon exercise of the warrants was $320,000.

Upon the closing of our initial public offering in July 2007, the total of 75,183,643 shares of outstanding preferred stock were converted into 18,795,911 shares of our common stock, taking into effect a one for four reverse stock split that was completed on June 26, 2007.

As of December 28, 2007, no shares of preferred stock were designated or outstanding. Our Board of Directors is authorized, without action by the stockholders, to designate and issue up to 10,000,000 shares of preferred stock in one or more series.

7. Warrants

As of December 28, 2007, the following warrants to purchase shares of our common stock were outstanding and exercisable:

Series of Convertible Warrants	Issue Date	Exercise Price	Expiration Date	Number of Shares Subject to Warrants
	(In thousands, except per share data)
B	March 21, 2001	$9.00	September 25, 2010	29
C	April 4, 2003	$2.00	December 31, 2007	50

Total				79

In July 1999, we issued warrants to purchase 10,000 shares of Series A Preferred Stock in connection with debt financing. The warrants had an exercise price of $1.00 per share and were to expire in July 2009. Upon completion our initial public offering, each four warrant shares were converted to warrants to purchase one share of common stock at $4.00 per share. As of December 28, 2007, all Series A warrants had been exercised.

Notes to Consolidated Financial Statements — (Continued)

On two separate dates in 2001, we issued warrants to purchase a total of 318,889 shares of Series B Preferred Stock in connection with the Series B Preferred Stock financing. The warrants had an exercise price of $2.25 per share and were to expire in September 2010. Upon completion of our initial public offering, each four warrant shares were converted to warrants to purchase one share of common stock at $9.00 per share.

On two separate dates in 2003, we issued warrants to purchase a total of 8,180,532 shares of Series C Preferred Stock in connection with the Series C Preferred Stock financing. The warrants had an exercise price of approximately $0.50 per share and were to expire in December 2007. Upon completion of our initial public offering, each four warrant shares were converted to warrants to purchase one share of common stock at approximately $2.00 per share.

Under FSP150-5, we were required to classify warrants to purchase shares of our mandatorily redeemable convertible preferred stock as liabilities and revalue them to fair value at the end of each reporting period. We recognized warrant expense for approximately $9,637,000, $2,195,000 and $933,000 for the years 2007, 2006 and 2005, respectively.

On July 2, 2007, the fair value ascribed to the warrants to purchase mandatorily redeemable convertible preferred stock, using the closing price of our common stock on the NASDAQ Global Market as of the closing of our initial public offering, was approximately $9,199,000. On that date, the carrying value of such warrants was reclassified to additional paid in capital as the underlying preferred stock securities were converted into common stock on that date and the warrants to purchase shares of redeemable convertible preferred stock were converted to warrants to purchase an equivalent number of shares of common stock. Warrants to purchase approximately 2,049,000 shares were exercised and approximately 1,789,000 shares were issued after the net exercise during fiscal year ended December 28, 2007. Exercise of approximately 1,595,000 shares and issuance of approximately 1,335,000 shares from the aforementioned warrants was a cashless transaction.

8. Stock Options

In 1998, we adopted a stock option plan, which we later amended and restated into our 2004 Stock Incentive Plan, which authorized our Board of Directors to grant incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights, stock and phantom stock awards, performance awards and other stock-based awards to employees, directors, officers, and consultants. As of December 28, 2007, the total number of shares authorized under our 2004 Stock Incentive Plan by the Board of Directors was approximately 4,720,000 and the total number of shares available to grant was approximately 38,600.

In June 2007, our “2007 Stock Incentive Plan” was approved by our Board of Directors and stockholders. This plan allows for the grant of incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights, stock and phantom stock awards, performance awards and other stock-based awards to employees, officers, directors, and other individuals providing bona fide services to us or any of our affiliates. As of December 28, 2007, the total number of shares authorized under our 2007 Stock Incentive Plan by the Board of Directors was approximately 3,524,000 and the total number of shares available to grant was approximately 3,403,000.

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

Notes to Consolidated Financial Statements — (Continued)

A summary of the stock option activity is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price

Outstanding as of December 31, 2004	2,580	$0.38
Granted	744	0.77
Forfeited	(109)	0.48
Exercised	(249)	0.57

Outstanding as of December 31, 2005	2,966	$0.46
Granted	518	2.62
Forfeited	(65)	0.78
Exercised	(266)	0.67

Outstanding as of December 29, 2006	3,153	$0.79
Granted	1,025	7.04
Forfeited	(57)	1.46
Exercised	(342)	0.47

Outstanding as of December 28, 2007	3,779	$2.51

As discussed in Note 1, we adopted SFAS No. 123(R) effective January 1, 2006 using the prospective transition method. Under SFAS No. 123(R), we estimate the fair value of stock options granted after December 31, 2005 on the grant date using the Black-Scholes option valuation model and apply the straight-line method of expense attribution.

The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values were based on estimates at the date of grant as follows:

	Fiscal Year Ended
	December 28, 2007	December 29, 2006

Grant date fair values	$5.07	$1.95
Expected life (in years)	5.9	6.3
Risk free rate	4.5%	4.7%
Volatility	93%	116%
Dividend yield	0%	0%
Estimated forfeiture rate	9%	10%

Prior to our initial public offering, given the absence of an active market for our common stock, our board of directors was required to estimate the fair value of our common stock for purposes of determining stock-based compensation expense. Our board considered objective and subjective factors in determining the estimated value of our common stock on each option grant date, including the timing of the grant in relation to previous valuation dates, the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock, our stage of development and revenue growth, the hiring of key personnel, the likelihood of achieving a liquidity event, such as our initial public offering or sale, for the shares of common stock underlying the options given prevailing market conditions, and valuations conducted by independent valuation consultants. The independent valuation firm used a discounted cash flow approach to estimate the aggregate enterprise value of our company at each valuation date during 2006. The discounted cash flow approach involves applying appropriate risk adjusted discount rates to estimated debt-free cash flow, based on forecasted revenues and costs. The projections used in connection with these valuations were based on contemporaneously prepared forecasts of our operating performance through the year 2019.

The independent valuation firm allocated the aggregate implied enterprise value that it estimated to the shares of preferred stock, common stock, warrants for preferred stock and options for common stock, using the option-pricing method at each valuation date. The option-pricing method involves making assumptions regarding the anticipated timing of a potential liquidity event, such as an initial public offering, estimates of the volatility of our equity securities and the risk free rate of interest.

Notes to Consolidated Financial Statements — (Continued)

During 2006, we granted options to purchase our common stock at dates that generally fell between the dates of the valuations performed by the independent valuation firm. In those instances, our board granted awards with an exercise price equal to the per-share fair value determined by the most recent valuation. In conjunction with preparing our financial statements, we estimated the fair value of our common stock underlying stock options on the dates of grant under SFAS No. 123(R). We retrospectively considered changes in business conditions between the dates of the independent party valuations received immediately prior to and subsequent to the grant date and utilized this information to interpolate an estimated per share value of our common stock between those dates.

From January 1, 2006 to January 8, 2007, the fair value of our common stock was determined using enterprise values based on a discounted cash flow approach. The enterprise valuation was allocated between our various securities using the option-pricing method. For options granted on February 21, 2007, the fair value of our common stock was determined using a weighted average of discounted cash flow, comparable transactions, and market comparables. For the period of January 1, 2006 through March 30, 2007, we used the simplified calculation of expected life described in the Securities and Exchange Commission Staff Accounting Bulletin 107 and we estimated our stock’s volatility based on an average of historical volatilities of the common stock of several entities with characteristics similar to us. For options granted after March 30, 2007, and prior to our initial public offering, the fair value of our common stock was determined utilizing anticipated pricing of our initial public offering.

After our initial public offering, stock options are granted with an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the date of the grant. Given our current public company status, for stock options granted after June 29, 2007, we refined our pool of peer companies that reflect characteristics similar to us taking into account industry trends, market capitalization, annual revenue, option life and option vesting terms. The risk-free rate is based on U.S. Treasury securities. We estimated expected forfeitures based on our historical experience.

The total intrinsic value of options exercised during the years ended December 28, 2007, December 19, 2006 and December 31, 2005 was approximately $3,212,000, $261,000 and $96,000, respectively.

The total unrecognized stock-based compensation for options granted accounted for under SFAS No. 123(R) was approximately $4,508,000 as of December 28, 2007. These options had a remaining weighted-average period over which they are expected to be recognized of 3.2 years as of December 28, 2007.

The following table contains information about outstanding stock options at December 28, 2007 (in thousands, except years and per share data):

Exercisable Options
Number of options	2,247
Average exercise price	$0.62
Aggregate intrinsic value	$32,587
Weighted average remaining contractual life	5.2 years
Outstanding Options
Number of options	3,779
Average exercise price	$2.51
Aggregate intrinsic value	$47,734
Weighted average remaining contractual life	6.7 years

9. Employee Benefit Plans

We maintain a 401(k) plan for our employees. The plan has provisions to allow for company matching. We have chosen not to exercise such provisions. To be eligible to participate, employees must be 21 years of age, and are expected to work a minimum of 1,000 hours during the year.

We have bonus plans, based on revenue and operating income goals, which provide incentive compensation for certain officers and employees. Amounts charged to expense for such incentive compensation totaled approximately $1,314,000, $661,000 and $91,000 in fiscal years ended December 28, 2007, December 29, 2006 and December 31, 2005, respectively.

10. Segment Information

We have determined that we operate in one reportable segment based on review of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. Characteristics of our operations in the designing, marketing and selling of fingerprint sensors to the biometric and security markets, which are relied on in making and reviewing business decisions include the similarities in our products, the commonality of our customers across brands, our unified marketing strategy, and the nature of the financial information used by our Executive Officers. Our chief operating decision maker is the Chief Executive Officer.

Notes to Consolidated Financial Statements — (Continued)

The following table is based on the geographic location of the original equipment manufacturers, original design manufacturer, contract manufacturer or the distributors who purchased our products. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were:

	Fiscal Year Ended
	December 28, 2007		December 29, 2006		December 31, 2005
	Revenue $	% of Total	Revenue $	% of Total	Revenue $	% of Total
	(Dollar in thousands)
Asia/Pacific	$36,379	69.4%	$17,127	51.6%	$7,560	39.3%
Japan	12,548	24.0%	11,515	34.7%	7,427	38.6%
United States	2,181	4.2%	2,676	8.1%	2,286	11.9%
Canada	917	1.8%	1,431	4.3%	1,598	8.3%
Europe	319	0.6%	425	1.3%	372	1.9%

	$52,344	100.0%	$33,174	100.0%	$19,243	100.0%

% Int’l		95.8%		91.9%		88.1%

Although a significant portion of the revenue is from customers located outside of the United States, all revenue is denominated in U.S. dollars.

11. Senior Secured Convertible Notes

On February 28, 2007, we issued $7.5 million of senior secured convertible notes (the “Notes”), due December 31, 2010, secured by substantially all of our assets. The Notes were purchased by several of our existing preferred stockholders. Upon the closing of our initial public offering, the Notes and the associated accrued interest were converted into approximately 1,260,000 shares of common stock at a rate of $6.00 per share. The principal, accrued interest and issuance costs were reclassified from liability to equity.

12. Reverse Stock Split

We completed a one for four reverse stock split affecting all outstanding shares of common stock prior to our initial public offering. All share and per-share data have been adjusted to reflect the reverse stock split.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the disclosure controls and procedures were effective as of December 28, 2007 to provide reasonable assurance of the achievement of these objectives.

Internal Control over Financial Reporting

Because this is our first annual report and we are not an “accelerated filer” or “large accelerated filer” (as those terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended), we are not required to include in this annual report on Form 10-K a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered certified public accounting firm due to a transition period, established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls.

There was no change in our internal control over financial reporting during the quarter ended December 28, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 28, 2007.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 28, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 28, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 28, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 28, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following is a list of the Financial Statements included in Item 8 of Part II of this Report.

(a)(2) Financial Statement Schedules

Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the financial statements and notes thereto

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period

	(in thousands)
Year ended December 28, 2007
Bad debt allowance	$75	$—	$(52)	$23
Income tax valuation allowance	21,737	—	(1,517)	20,220
Inventory valuation allowance	520	590	—	1,110
Year ended December 29, 2006
Bad debt allowance	120	—	(45)	75
Income tax valuation allowance	18,892	2,845	—	21,737
Inventory valuation allowance	177	343	—	520
Year ended December 31, 2005
Bad debt allowance	207	—	(87)	120
Income tax valuation allowance	16,730	2,162	—	18,892
Inventory valuation allowance	$315	$—	$(138)	$177

(a)(3) Exhibits

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

Exhibit Number	Description of Document
3.3	Amended and restated certificate of incorporation of AuthenTec, Inc. (1)

3.4	Amended and restated bylaws of AuthenTec, Inc. (1)

4.1	Specimen stock certificate for shares of common stock of AuthenTec, Inc. (1)

4.3	Form of Preferred Stock Purchase Warrant (1)

4.4	Form of Warrant to Purchase Shares of Series C Preferred Stock (1)

10.1	AuthenTec, Inc. 2004 Stock Incentive Plan, as amended (1)

10.2	Form of Incentive Stock Option Agreement under 2004 Stock Incentive Plan (1)

10.3	Form of Non statutory Stock Option Agreement under 2004 Stock Incentive Plan (1)

10.4	Form of directors’ and officers’ Indemnity Agreement (1)

10.5	Office lease dated March 2, 2004, by and between AuthenTec, Inc. and Maria Towers, LLC. (1)

10.6	Commercial lease dated December 27, 2006, by and between AuthenTec, Inc. and Rialto, LLC. (1)

10.8	Employment Agreement dated March 21, 2005 between AuthenTec, Inc. and Lawrence J. Ciaccia, Jr. (1)

10.9	Employment Agreement dated November 13, 2006 between AuthenTec, Inc. and Frederick R. Jorgenson. (1)

10.10	Employment Agreement dated December 12, 2006 between AuthenTec, Inc. and Gary R. Larsen (1)

10.11	Form of Change of Control Agreement (1)

10.12	AuthenTec, Inc. 2007 Stock Incentive Plan (1)

10.13	Form of Incentive Stock Option Grant Agreement under 2007 Stock Incentive (1)

10.14	Form of Non statutory Stock Option Grant Agreement Plan under 2007 Stock Incentive Plan (1)

10.15	Executive Employment Agreement, dated June 7, 2007 between AuthenTec, Inc. and F. Scott Moody (1)

21.1	Subsidiaries of AuthenTec, Inc. (1)

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of PCE Valuations, LLC

24.1	Power of Attorney (included in signature pages)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the company’s Registration Statement on Form S-1 (File No. 333-141348) effective June 26, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTEC, INC.

By:	/s/ F. Scott Moody
F. Scott Moody Chief Executive Officer

Date: February 29, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints F. Scott Moody and Gary R. Larsen and each of them acting individually, as his or her attorney-in-fact and agents, each with full power of substitution, for him or her in his or her name, place and stead, in any and all capacities, to sign any and all amendments, to this Annual Report, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ F. Scott Moody F. Scott Moody	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ Gary R. Larsen Gary Larsen	Chief Financial Officer (Principal Accounting and Financial Officer)	February 29, 2008

/s/ Chris Fedde Chris Fedde	Director	February 29, 2008

/s/ Matthew P. Crugnale Matthew P. Crugnale	Director	February 29, 2008

/s/ Robert E. Grady Robert E. Grady	Director	February 29, 2008

/s/ Gustav H. Koven III Gustav H. Koven	Director	February 29, 2008

/s/ Yunbei “Ben” Yu Yunbei “Ben” Yu	Director	February 29, 2008