Form 10-Q
period 2008-03-28
AUTHENTEC INC
filed 2008-05-01
CIK 1138830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2008 there were 28,177,368 shares of common stock outstanding.

AUTHENTEC, INC.

Part I — Financial Information

Item 1.	Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	As of
	March 28, 2008	December 28, 2007
Assets
Current assets
Cash and cash equivalents	$21,076	$15,703
Short-term investments	28,861	42,573
Accounts receivable, net of allowances of $40 and $23, respectively	6,518	6,374
Prepaid expenses	696	820
Inventory	4,119	5,120

Total current assets	61,270	70,590
Long-term investments	17,161	8,066
Other long-term assets	615	673
Property and equipment, net	2,556	2,605

Total assets	$81,602	$81,934

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,727	$3,917
Accrued compensation and benefits	1,332	1,998
Other accrued liabilities	3,577	4,983

Total current liabilities	9,636	10,898

Stockholders’ equity
Common stock, $.01 par value; 100,000 shares authorized; 28,062 and 27,745 issued and outstanding at March 28, 2008 and December 28, 2007	281	277
Additional paid-in capital	147,337	146,729
Accumulated other comprehensive income	130	—
Accumulated deficit	(75,782)	(75,970)

Total stockholders’ equity	71,966	71,036

Total liabilities and stockholders’ equity	$81,602	$81,934

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 28, 2008	March 30, 2007
Revenue	$15,514	$9,295
Cost of revenue	7,828	5,015

Gross profit	7,686	4,280

Operating expenses
Research and development	4,098	2,774
Selling and marketing	2,472	1,985
General and administrative	1,668	1,467

Total operating expenses	8,238	6,226

Loss from operations	(552)	(1,946)

Other income (expense):
Warrant expense	—	(3,753)
Interest expense	—	(26)
Interest income	740	70

Total other income (expense), net	740	(3,709)

Net income (loss)	$188	$(5,655)

Net income (loss) per common share, basic	$0.01	$(7.30)

Net income (loss) per common share, diluted	$0.01	$(7.30)

Shares used in computing basic net income (loss) per common share	27,927	774

Shares used in computing diluted net income (loss) per common share	30,525	774

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 28, 2008	March 30, 2007
Cash flows from operating activities
Net income (loss)	$188	$(5,655)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	233	168
Increase in bad debt provision	17	19
Increase in inventory provision	236	90
Stock-based compensation expense	399	175
Warrant expense	—	3,753
Interest earned on investments	(375)	(28)
Purchase of research and development software	250	—
Decrease (increase) in current assets:
Accounts receivable	(161)	(764)
Inventory	765	(687)
Prepaid expenses	182	(33)
Increase (decrease) in liabilities:
Accounts payable	810	1,725
Accrued compensation and benefits and other accrued liabilities	(1,999)	1,617

Net cash provided by operating activities	545	380

Cash flows from investing activities
Purchase of property and equipment	(184)	(870)
Purchase of research and development software	(250)	—
Purchase of available-for-sale investments	(7,008)	(2,800)
Redemption of available-for-sale investments	19,551	—
Purchase of held-to-maturity investments	(16,940)	—
Redemption of held-to-maturity investments	9,519	—

Net cash provided by (used in) investing activities	4,688	(3,670)

Cash flows from financing activities
Payment of initial public offering costs	(66)	(196)
Proceeds from exercise of stock options	206	27
Proceeds from the sale of convertible note payable	—	7,500

Net cash provided by financing activities	140	7,331

Net increase in cash and cash equivalents	5,373	4,041
Cash and cash equivalents, beginning of period	15,703	6,076

Cash and cash equivalents, end of period	$21,076	$10,117

Supplemental disclosure of cash flow information
Cashless exercise of 54 common stock warrants	$137	—
Non-cash stock issuance	$9	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements include the accounts of AuthenTec, Inc and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. In our opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended March 28, 2008 are not necessarily indicative of the results that may be expected for the year ending January 2, 2009 or for any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 28, 2007 contained in our Form 10-K.

The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

We utilize a 52/53 week fiscal year. Our current 53 week fiscal year will end on January 2, 2009. References to past or future quarterly or annual periods in our financial statements are to those respective fiscal periods which vary from exact calendar quarters or years.

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

	Three Months Ended
	March 28, 2008	March 30, 2007
	(In thousands, except per share data)
Numerator:
Net income (loss)	$188	$(5,655)

Denominator:
Denominator for basic income (loss) per share - weighted average common shares outstanding	27,927	774
Effect of dilutive securities:
Stock options	2,590	—
Warrants to purchase common stock	8	—
Denominator for diluted income (loss) per share - weighted average common shares and potential common shares outstanding	30,525	774

Basic net income (loss) per share	$0.01	$(7.30)

Diluted net income (loss) per share	$0.01	$(7.30)

Notes to Consolidated Financial Statements (Continued)

Basic and diluted net income (loss) per common share was the same for the three months ended March 30, 2007. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net income (loss) per common share as of March 28, 2008 and March 30, 2007 because their inclusion would have had an anti-dilutive effect:

	As of
	March 28, 2008	March 30, 2007
Mandatorily redeemable convertible preferred stock	—	17,983
Options to purchase common stock	498	3,627
Warrants to purchase common or preferred stock	—	2,127

	498	23,738

3. Cash, Cash Equivalents and Investments

We invest our cash in diversified types of investments in order to maximize the interest we could earn. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our other investments that include auction rate securities, corporate and euro bonds, medium and short term notes and certificates of deposits are classified as investments and are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We have classified our auction rate securities as available for sale (AFS) and reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported in other comprehensive income, a separate component of stockholders’ equity. At December 28, 2007, we classified our corporate and euro bonds, medium and short term notes and certificates of deposit as held-to-maturity (HTM) investments and reported them at amortized cost. Due to recent lack of liquidity in the auction rate securities market and instability in various financial markets experienced in the month of March, we decided to reevaluate our investment strategies. Although we had a positive intent and ability to hold our HTM investments at the time of their purchase, we redeemed some of our HTM investments prior to their maturity in order to balance our investment portfolio. Even though we consider the environment at the time of the decision to sell these securities to be unprecedented, we have reclassified all of our remaining HTM investments to AFS and reported unrealized gains in other comprehensive income at March 28, 2008.

The following table reports redemptions of investments, classified as HTM at December 28, 2007 and before reclassification to AFS, during the three months ended March 28, 2008.

	Net carrying value	Realized gain/(loss)
	(In thousands)
Corporate bonds	$1,000	$11
Notes	3,313	(5)

Total	$4,313	$6

The table above does not include $5.2 million in redemptions of certificates of deposit upon their maturity during the three months ended March 28, 2008.

The following table represents transfers of investments from HTM to AFS during the three months ended March 28, 2008.

	Net carrying value	Unrealized gain
	(In thousands)
Certificates of deposits	$5,585	$32
Corporate bonds	17,499	66
Euro bonds	2,094	14
Notes	9,289	18

Total	$34,467	$130

Notes to Consolidated Financial Statements (Continued)

The following table reports investment holdings at period end.

	As of
	Value		Unrealized Gains/(Losses)		Maturity Range
	March 28, 2008	December 28, 2007	March 28, 2008	December 28, 2007
		(In thousands)			(In years)
Auction rate securities (AFS)	$11,425	$23,945	$—	$—	>6 yrs
Certificates of deposits (AFS)	5,617	10,931	32	—	0 - 1.2 yrs
Corporate bonds (AFS)	17,566	11,609	66	—	0.4 - 1.3 yrs
Euro bonds (AFS)	2,107	1,025	13	—	0.7 yrs
Notes (AFS)	9,307	3,129	18	—	0.8 - 1.4 yrs

Total	$46,022	$50,639	$130	$—

As of March 28, 2008 and December 28, 2007, $11.4 million and $23.9 million, respectively of our $46.0 million and $50.6 million in short-term and long-term investments, respectively, were comprised of municipal notes and preferred stock investments with an auction reset feature (“auction rate securities”). The municipal notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities.

Due to auction rate securities markets being disrupted, in mid-February 2008, we experienced auction failures for the first time. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature.

All of our auction rate securities held at March 28, 2008 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist. Accordingly, we have determined that $8.8 million of these securities should be reclassified as noncurrent available-for-sale securities. In addition, while all of our auction rate securities are currently rated AA or above, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

4. Fair Value Measurements

Effective December 29, 2007, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157” or “the Standard”.) The Standard defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123R Share Based Payment.)

SFAS 157’s valuation techniques are based on observable and unobservable inputs. The Standard classifies these inputs into the following hierarchy:

Level 1 inputs are observable inputs and use quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date and are deemed to be most reliable measure of fair value.

Level 2 inputs are observable inputs and reflect assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Level 2 inputs includes 1) quoted prices for similar assets or liabilities in active markets, 2) quoted prices for identical or similar assets or liabilities in markets that are not active, 3) observable inputs such as interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, credits risks, default rates, and 4) market-corroborated inputs.

Notes to Consolidated Financial Statements (Continued)

Level 3 inputs are unobservable inputs and reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

At March 28, 2008 we had $63.3 million in cash equivalents, short-term and long-term investments that were subject to fair value measurements in accordance to SFAS 157.

The fair values of our investments based on the level of inputs are summarized below:

Description	Fair Value as of March 28, 2008	Level 1	Level 2	Level 3
	(In Thousands)
Money market funds	$17,323	$17,323	$—	$—
Corporate bonds	17,566	—	17,566	—
Medium and short term notes	9,307	—	9,307	—
Euro bonds	2,107	—	2,107	—
Certificates of deposit	5,617	—	5,617	—
Auction rate securities - municipal notes	5,500	—	5,500	—
Auction rate securities - preferred	5,925	—	5,925	—

Total	$63,345	$17,323	$46,022	$—

In measuring fair value where Level 1 inputs were available, we used a single valuation technique which valued our securities based on quoted market prices. At March 28, 2008 our money market funds were measured using Level 1 inputs and the fair value was based on daily observable trades.

In measuring fair value where Level 2 inputs were available, we used a single valuation technique which valued our securities based on the valuations performed by an independent pricing vendor utilized by our investment broker for our bonds, notes and CDs. In measuring fair value of our auction rate securities (ARS), we used valuation performed by the same pricing vendor as well as a the most recent history of successful auctions where similar securities were sold in an active market for our auction rate notes issued by various municipalities and a discounted cash flow model for preferred auction rate securities and auction rate municipal notes that had no recent successful auctions. The discounted cash flow model took into consideration the interest being earned on similar investments and various liquidation scenarios. All of these assumptions are observable in the market place and can be derived from or are supported by observable data at which transactions executed in the market place.

As of March 28, 2008, we had $11.4 million of principal invested in ARS that had experienced failed auctions. Of this amount we were able to liquidate $1.8 million for cash, at par, subsequent to the balance sheet date. We have also received a notice of tender for one of our auction rate securities with a value of $0.8 million. Accordingly, as of March 28, 2008, we classified the remaining $8.8 million in ARS as non-current, since they were unable to be liquidated subsequent to our quarter-end. Although we have uncertainty with regard to the short-term liquidity of these securities, we continue to believe that the fair value of these investments is equal to par value. This conclusion is based on the utilization of fair market values from an independent pricing service, which value these investments at par, as well as the overall quality of the underlying investments and their current credit ratings which range between AA and AAA. Furthermore, the fact that these investments consist solely of collateralized debt obligations and do not include mortgage-backed securities, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and we have the ability to hold the securities throughout the currently estimated recovery period.

Notes to Consolidated Financial Statements (Continued)

5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity resulting from non-owner sources. The components of our comprehensive income are as follows:

	For the three months ended
	March 28, 2008	March 30, 2007
Net income (loss)	$188	$(5,655)
Unrealized gain on AFS investments	130	—

Comprehensive income (loss)	$318	$(5,655)

6. Inventory

	As of
	March 28, 2008	December 28, 2007
	(In thousands)
Work-in-process	$3,357	$3,578
Finished goods	2,108	2,652
Valuation allowance	(1,346)	(1,110)

	$4,119	$5,120

7. Property and Equipment

		As of
	Useful Life (Years)	March 28, 2008	December 28, 2007
		(In thousands)
Production and lab equipment	5	$3,226	$3,199
Computer equipment	3 -5	1,068	1,020
Office furniture and fixtures	3	482	452
Computer software	3 -5	738	659
Leasehold improvements	3	334	334

		5,848	5,664
Less: accumulated depreciation		(3,292)	(3,059)

		$2,556	$2,605

8. Product Warranty

We typically offer a one-year product replacement warranty. We accrue for estimated returns of defective products based on historical activity for the prior twelve months at the time revenue is recognized as well as any specific known product issues. The determination of these accruals requires us to make estimates of the frequency and extent of warranty activity and estimated future costs to replace the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of revenue may be required in future periods. The following table presents a reconciliation of our product warranty liability, which is included in other accrued liabilities in the consolidated balance sheets:

Three months Ended March 28, 2008
(In thousands)
Balance — beginning of period	$135
Net provisions for the period	3
Costs incurred	(6)

Balance — end of period	$132

Notes to Consolidated Financial Statements (Continued)

9. Commitments

Legal Proceedings

Our industry is marked by a significant number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights.

On March 22, 2006, Atmel Corporation filed a complaint in the United States District Court, Northern District of California, alleging that our fingerprint sensors infringe an Atmel patent. The complaint was amended on November 1, 2006 to add certain Atmel affiliates as plaintiffs, as well as an allegation we are infringing a second patent. The second patent is the basis for allegations that our fingerprint image software infringes Atmel’s intellectual property rights. Atmel is seeking a preliminary and permanent injunction as well as treble damages, though the plaintiffs’ claimed damages have not been quantified. We have filed a counterclaim challenging the validity of the patents and seeking a judgment of non-infringement. We have also filed dispositive motions that seek findings of non-infringement, a dismissal of the case and recovery of our attorney’s fees. A hearing scheduled for May 2008 will address claim construction and summary judgment arguments of infringement made by Atmel and summary judgment arguments of non-infringement by AuthenTec. We believe that we have meritorious defenses to all of Atmel’s claims, and we intend to defend our interests vigorously. Should Atmel obtain an adverse judgment for treble damages or obtain an injunction, such judgment may have a material adverse impact on our financial condition. At December 29, 2006, we accrued the future estimated costs associated with defending this lawsuit in the amount of approximately $2,781,000. Based on our estimate, the balance remaining at March 28, 2008, is sufficient.

On March 12, 2008, we filed a patent infringement lawsuit against Atrua Technologies, Inc. in the United States District Court, Northern District of California, alleging that Atrua’s fingerprint sensors infringe three of our patents. Two of the patents relate to fingerprint sensor packaging and the third relates to fingerprint sensor circuitry. We seek monetary damages for infringement by Atrua’s fingerprint sensor products and an injunction against Atrua’s future infringement of the patents. Atrua has not yet answered the complaint and there has been no scheduling order issued by the Court. Additionally, it is difficult to estimate with any degree of probability the timing of future costs associated with this lawsuit.

In addition to these legal proceedings, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. Depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

10. Warrants

During the three months ended March 28, 2008, warrants to purchase approximately 54,000 shares of common stock were exercised and approximately 44,000 shares of common stock were issued after the net exercise through a cashless transaction.

As of March 28, 2008, approximately 25,000 warrants to purchase shares of our common stock were outstanding and exercisable. These warrants were issued on September 25, 2000 and January 5, 2001 with an exercise price of $9.00 and will expire on September 25, 2010.

Notes to Consolidated Financial Statements (Continued)

11. Stock Options

A summary of the stock option activity for the three months ended March 28, 2008 is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding as of December 28, 2007	3,779	$2.51
Granted	91	10.65
Forfeited	(35)	10.88
Exercised	(352)	0.58

Outstanding as of March 28, 2008	3,483	$2.83

The total intrinsic value of options exercised during the three months ended March 28, 2008 was approximately $3,907,000.

The total unrecognized stock-based compensation for options granted accounted for under SFAS No. 123(R) was approximately $4,591,000 as of March 28, 2008. These options had a remaining weighted-average period over which they are expected to be recognized of 3.1 years as of March 28, 2008.

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

The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values were based on estimates at the date of grant as follows:

	Three Months Ended
	March 28, 2008	March 30, 2007
Estimated fair values	$5.19	$3.16
Expected life (in years)	4.9	6.3
Risk-free rate	2.6%	4.7%
Volatility	55%	108%
Dividend yield	0%	0%
Estimated forfeiture rate	8%	10%

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

Notes to Consolidated Financial Statements (Continued)

12. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. The purpose of SFAS 157 is to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS 157 emphasizes that fair value is market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop measurements, and the effect of certain measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. In February 2008, the FASB released a FASB Staff Position, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was first effective for us on December 29, 2007. The adoption of SFAS No. 157 on our financial assets and liabilities, which are primarily comprised of cash equivalents and investments, did not have a significant impact on their fair value measurements. We are currently evaluating the potential impact of the deferred part of SFAS 157 related to non-financial assets and liabilities on our results of operations and financial condition.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, to increase relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R replaces SFAS 141, “Business Combinations”, but, retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquiree ; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. SFAS 141R will impact us if we elect to enter into a business combination subsequent to January 2, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. We adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“FAS No. 159”) on December 29, 2007, the first day of our 2008 fiscal year. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. While FAS No. 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

13. Segment Information

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10Q contains statements relating to expected future results and business trends that are based upon our current estimate, expectations, and projections about the industry, and upon our beliefs, and certain assumptions we have made that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “guidance,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “prospects,” “outlook,” “forecast,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: demand for, and market acceptance of, new and existing fingerprint sensors in the PC and wireless markets, our ability to secure design wins for enterprise and consumer laptops and wireless devices, the adoption of our sensors in desktops and PC peripherals, the rate at which we increase our activity and opportunities in the wireless market, and additional opportunities in various markets for applications that might use our products, and changes in product mix, as well as other risks detailed from time to time in our SEC filings. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

Overview

We are a leading mixed-signal semiconductor company providing fingerprint authentication sensors and solutions to the high-volume PC, wireless device and access control markets. We believe our products, which are based on our patented TruePrint-based technology, are the most accurate, reliable, cost-effective, easy to use and versatile products commercially available today. Since our inception in 1998, we have shipped over 30 million sensors which have been integrated into over 200 different models of laptops, desktops and PC peripherals as well as over 8 million mobile phones. In response to accelerating customer demand, we shipped over 4 million sensor units in the three months ended March 28, 2008, more than double the 1.9 million sensor units we shipped in the three months ended March 30, 2007.

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

We do not own or operate our own semiconductor fabrication, wafer coating, assembly or test facilities. We depend on independent vendors to manufacture, assemble and test our fingerprint sensor products. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility and take advantage of the scale of operations these third parties provide.

Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products, timely introduction of new products and general economic conditions. Our ability to attain profitability will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to expand our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our operating expenses will continue to grow in absolute dollars, assuming our revenue continues to grow. As a percentage of revenue, we expect these expenses to decrease, although there can be no assurance that they will.

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

•

As a public company, we have experienced increases in certain general and administrative expenses to comply with the laws and regulations applicable to public companies. These laws and regulations include the provisions of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission and the Nasdaq Stock Market. To comply with the corporate governance and operating requirements of being a public company, we have incurred increases in such items as personnel costs, professional services fees, fees for independent directors and the cost of directors and officers’ liability insurance.

Description of Our Revenue, Cost of Revenue and Expenses

Revenue. Our revenue is generated primarily from shipments of our fingerprint authentication sensors and solutions. The price of our products is based upon market and competitive conditions. Therefore, the main factors that impact our revenue are unit volumes and average selling prices.

Cost of revenue and gross margin. We outsource all manufacturing activities associated with our products, which includes wafer fabrication, wafer coating, assembly and test functions. A significant portion of our cost of revenue consists of the costs to manufacture our products. Cost of revenue also includes items such as equipment depreciation, royalty expense, production planning personnel and related expenses, warranty costs, inventory valuation write-downs and, beginning in 2006, stock-based compensation under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). The primary factors that impact our cost of revenue are the mix of products sold, wafer and other raw material costs, outsourced manufacturing costs and product yields. We expect cost of revenue to increase in absolute dollars in the future from an expected increase in revenue. Cost of revenue as a percentage of total revenue may increase over time if decreases in average selling prices are not offset by corresponding decreases in our product costs.

We use third-party foundries, coating, assembly and test subcontractors, who are primarily located in Asia, to manufacture our semiconductor products. We purchase processed wafers from our fabrication suppliers, which are currently TSMC and Chartered. We also outsource the coating, assembly, test and other processing of our products to third-party subcontractors, primarily Chipbond and Signetics. We do not have long-term agreements with any of our third-party subcontractors. A significant disruption in the operations of one or more of these subcontractors would impact the production of our products and could have a material adverse impact on our business, financial condition and results of operation.

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

General and administrative expenses. General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit, tax compliance fees, allocated facilities expense, and, beginning in 2006, stock-based compensation under SFAS 123(R). We expect general and administrative expenses to increase on an absolute dollar basis to support our anticipated growth and cover additional costs associated with being a public company, such as regulatory reporting requirements, compliance with the Sarbanes-Oxley Act of 2002, higher insurance premiums and investor relations, but such expenses, as a percentage of revenue, may fluctuate from one period to another.

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

Our critical accounting policies as of March 28, 2008 are consistent with those discussed in our annual report on Form 10-K for the year ended December 28, 2007 with an exception of Fair Value Measurements which became applicable to us on December 29, 2008.

Fair Value Measurements. Effective December 29, 2007, we adopted SFAS 157, Fair Value Measurements , which defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123R Share Based Payment.) SFAS 157’s valuation techniques are based on observable and unobservable inputs that are classified into level 1,2 and 3 inputs according to various market participants’ and reporting entity’s assumptions.

        In February 2008, the FASB released a FASB Staff Position, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 on our financial assets and liabilities, which are principally comprised of cash equivalents and investments, did not have a significant impact on their fair value measurements.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Three Months Ended
	March 28, 2008	March 30, 2007
Revenue	100.0%	100.0%
Cost of revenue	50.5	54.0

Gross margin	49.5	46.0

Operating expenses
Research and development	26.4	29.8
Selling and marketing	15.9	21.4
General and administrative	10.8	15.8

Total operating expenses	53.1	67.0

Loss from operations	(3.6)	(21.0)

Total other income (expense), net	4.8	(39.9)

Net Income (loss)	1.2%	-60.8%

Comparison of the Three Months Ended March 28, 2008 and March 30, 2007

Revenue. Our revenue was $15.5 million for the three months ended March 28, 2008 as compared to $9.3 million for the three months ended March 30, 2007, an increase of approximately $6.2 million, or 67%. Our higher revenues were primarily due to increased shipments to customers in the PC market. The growth reflected new design-wins reaching commercial production, as well as platform expansions at existing customers, driven by increased demand by consumers and businesses for fingerprint sensors on their PCs. Revenue was also favorably impacted by increased demand in 2008 for our products for use in cell phones in Japan.

Cost of revenue and gross margin. Our cost of revenue was $7.8 million for the three months ended March 28, 2008 as compared to $5.0 million for the three months ended March 30, 2007. This resulted in a gross profit of $7.7 million for the three months ended March 28, 2008 as compared to $4.3 million for the three months ended March 30, 2007, an increase of $3.4 million, or approximately 79%. The increase in gross margin in the first quarter of 2008 was driven by higher revenues, more favorable product mix, improved manufacturing yields and lower manufacturing costs.

Research and development expenses. Research and development expenses were $4.1 million for the three months ended March 28, 2008 as compared to $2.8 million for the three months ended March 30, 2007, an increase of $1.3 million, or approximately 46%. Research and development expenses were approximately 26% and 30% of revenue for the three months ended March 28, 2008 and March 30, 2007, respectively. The increase in the first quarter of 2008 was due to $0.6 million higher compensation costs, including stock option compensation, incentives and hiring costs, resulting from the growth in the number of research and development personnel, $0.3 million of additional outside services related costs as a result of new product development expenses and software contractor support, $0.3 million attributable to the purchase of research and development software and $0.1 increase in travel expenses.

Selling and marketing expenses. Selling and marketing expenses were $2.5 million for the three months ended March 28, 2008 as compared to $2.0 million for the three months ended March 30, 2007, an increase of approximately $0.5 million, or 25%. Selling and marketing expenses were approximately 16% and 22% of revenue for the three months ended March 28, 2008 and March 30, 2007, respectively. The increase in selling and marketing expenses in the first quarter of 2008 resulted from $0.3 million higher compensation costs, including stock option compensation, incentives and hiring costs related to the growth in the number of personnel, $0.1 million increase in sales commissions due to higher revenue and additional $0.1 million in travel costs.

General and administrative expenses. General and administrative expenses were $1.7 million for the three months ended March 28, 2008 as compared to $1.5 million for the three months ended March 30, 2007, an increase of $0.2 million, or approximately 13%. General and administrative expenses were 11% and 16% of revenue for the three months ended March 28, 2008 and March 30, 2007, respectively. The increase in the three months ended March 28, 2008 was primarily due to additional spending of $0.1 million related to outside services and an increase of $0.1 million in facilities costs as we expanded into a new facility to accommodate our growth.

Other income (expense), net. Other income (expense), net increased $4.4 million to a net other income of $0.7 million for the three months ended March 28, 2008 from a net other expense of $3.7 million for the three months ended March 30, 2007, primarily due to a $3.8 million decrease in warrant revaluation expense recognized in accordance with FSP 150-5 and $0.6 million increase in interest income as proceeds from initial public offering were invested in various short-term and long-term investments.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations, the issuance and sale of our common and preferred stock and secured convertible debt. Our cash, cash equivalents and investments were $67.1 million as of March 28, 2008, an increase of $0.8 million from December 28, 2007. The increase in our cash, cash equivalents and investments as of March 28, 2008 was primarily attributable to the cash generated by operations.

	Three Months Ended
	March 28, 2008	March 30, 2007
	(In thousands)
Consolidated statement of cash flows data:
Purchase of property and equipment	$(184)	$(870)
Cash flows from operating activities	545	187
Cash flows from investing activities	4,688	(3,670)
Cash flows from financing activities	140	7,525

Operating activities. Net cash provided by operating activities was $0.5 million in the three months ended March 28, 2008, primarily due to net income for the period, decrease in inventory offset by a decrease in accrued liabilities related to the payment of litigation related legal expenses and employee bonuses.

Investing activities. Net cash provided by investing activities was $4.7 million in the three months ended March 28, 2008, due to redemption of our investments, primarily medium and short term notes.

Financing Activities. Net cash provided by our financing activities was $0.1 million in the three months ended March 28, 2008, due primarily to the proceeds received from exercise of stock options.

We believe our $49.9 million of cash and cash equivalents and short term investments at March 28, 2008 and expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of March 28, 2008, our investment portfolio consisted primarily of fixed-income securities. The weighted average maturity is less than twelve months. We utilize investment vehicles such as money market funds,, certificates of deposit, auction rate securities, notes and bonds.

As of March 28, 2008, $11.4 million of our $46.0 million in short-term and long term investments were comprised of municipal notes and preferred stock investments with an auction reset feature (“auction rate securities”). The municipal notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. All of the municipal notes carry AA credit ratings or above. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. All of the preferred stock investments carry AAA credit ratings.

Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 28 or 35 days. In mid- February 2008 the auction rate securities markets became disrupted and we experienced auction failures for the first time. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited. These developments resulted in the reclassification of $8.8 million of these securities as long-term investments in our consolidated financial statements at March 28, 2008. In addition, while all of our auction rate securities are currently rated AA or above, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

We believe we will be able to liquidate our auction rate securities without significant loss, and we currently believe these securities are not impaired, primarily due to government guarantees and municipal bond insurance in the case of our municipal notes investments and substantial over-collateralization in the case of our preferred stock investments. We currently have the ability and intent to hold the remaining $11.4 million of auction rate securities, until market stability is restored with respect to these securities. We believe that, even allowing for the reclassification of these securities to long-term and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and short-term investments will be sufficient to support our projected operating requirements over the next twelve months.

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

Contractual Obligations

On March 3, 2008, we have entered into a five (5) year operating lease agreement with Rialto, LLC related to extending the existing lease and providing for additional office space at 100Rialto Place, Melbourne, FL, commencing September 1, 2008. Under this agreement, our rent expense will amount to approximately $60,000 per month.

There were no other significant changes during the three months ended March 28, 2008 in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 28, 2007, as described in our Form 10K.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Recent Accounting Pronouncements

See Note 11 of the Notes to Consolidated Financial Statements for recent accounting pronouncements.

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

Interest rate risk. We had cash, cash equivalents and investments of $67.0 million as of March 28, 2008, which were held for working capital and strategic purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk and reduce exposure, we maintain our portfolio of cash equivalents and short-term and long-term investments in investment grade securities that are primarily of a conservative nature. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations.

Market risk. Our short term and long term investments consist of money market funds, certificates of deposit, auction rate securities, corporate and Euro bonds and medium and short-term notes that are exposed to certain risks. Although these various investments are managed to a standard designed to avoid principal loss, market forces can have an adverse effect on asset valuations, and it is possible for these investment grade securities to lose a portion of the principal. The ability to determine the risks presented by these investments is limited by, among other things, restrictions on the ability to know the holdings or the collateral backing of the securities.

At March 28, 2008 we held $11.4 million in auction rate securities. The rate of interest paid on these securities is determined at auctions held at pre-determined intervals, usually every seven, 28 or 35 days. If sufficient clearing bids are not made in a particular auction, that can result in the inability to liquidate the asset-backed securities in the auction. All of these securities held as of March 28, 2008 had experienced failed auctions. There can be no assurance that auctions on the auction rate securities in our investment portfolio will succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may decline and we may record impairment charges. For more information on fair value assumptions please see Note 4, “Fair Value Measurements”, of the financial statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of March 28, 2008 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended March 28, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Our industry is marked by a significant number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights.

On March 22, 2006, Atmel Corporation filed a complaint in the United States District Court, Northern District of California, alleging that our fingerprint sensors infringe an Atmel patent. The complaint was amended on November 1, 2006 to add certain Atmel affiliates as plaintiffs, as well as an allegation we are infringing a second patent. The second patent is the basis for allegations that our fingerprint image software infringes Atmel’s intellectual property rights. Atmel is seeking a preliminary and permanent injunction as well as treble damages, though the plaintiffs’ claimed damages have not been quantified. We have filed a counterclaim challenging the validity of the patents and seeking a judgment of non-infringement. We have also filed dispositive motions that seek findings of non-infringement, a dismissal of the case and recovery of our attorney’s fees. A hearing scheduled for May 2008 will address claim construction and summary judgment arguments of infringement made by Atmel and summary judgment arguments of non-infringement by AuthenTec. We believe that we have meritorious defenses to all of Atmel’s claims, and we intend to defend our interests vigorously. Should Atmel obtain an adverse judgment for treble damages or obtain an injunction, such judgment may have a material adverse impact on our financial condition. At December 29, 2006, we accrued the future estimated costs associated with defending this lawsuit in the amount of approximately $2,781,000. Based on our estimate, the balance remaining at March 28, 2008, is sufficient.

On March 12, 2008, AuthenTec filed a patent infringement lawsuit against Atrua Technologies, Inc. in the United States District Court, Northern District of California, alleging that Atrua’s fingerprint sensors infringe three AuthenTec patents. Two of the patents relate to fingerprint sensor packaging and the third relates to fingerprint sensor circuitry. We seek monetary damages for infringement by Atrua’s fingerprint sensor products and an injunction against Atrua’s future infringement of the patents. Atrua has not yet answered the complaint and there has been no scheduling order issued by the Court. Additionally, it is difficult to estimate with any degree of probability the timing of future costs associated with this lawsuit.

In addition to these legal proceedings, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. Depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

Item 1A.	Risk Factors

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 28, 2007, you should carefully consider each of the following risk factors and all of the other information included or incorporated by reference in this Form 10-Q. If any of the following risks, or other risks not presently known to us or that we currently believe not to be significant, develop into actual events, then our business, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock.

Risks Related to Our Business

Resolution of claims that we have violated or may violate the intellectual property rights of others could materially harm our business and could require us to indemnify our customers, resellers or vendors, redesign our products, pay significant royalties to third parties or expend additional development resources to redesign our products.

Our industry is marked by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. At any time, a third-party may assert that our technology or products violates such party’s intellectual property rights. For example, we are presently subject to a patent infringement lawsuit filed by Atmel Corporation, or Atmel, and certain of its affiliates alleging that our fingerprint sensors and related software infringe two of Atmel’s patents.

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

As of March 28, 2008, $11.4 million of our short-term investments were comprised of municipal note and preferred stock investments with auction reset features (“auction rate securities”). The municipal notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities. All of the municipal notes carry AA credit ratings or above. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. All of the preferred stock investments carry AAA credit ratings. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 28 or 35 days.

Recently, auctions for most of the auction rate securities held at March 28, 2008 have failed and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will continue to succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited. $8.8 million of these investments held at March 28, 2008 have been classified as long-term investments in our consolidated financial statements.

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

Unregistered Sales of Equity Securities

On December 31, 2007 we issued 43,461 shares of our common stock upon the net exercise of warrants to purchase 49,881 shares of our common stock held by investors. On February 21, 2008 we issued 1,021 shares of our common stock upon the net exercise of warrants to purchase 4,115 shares of our common stock held by investors. The securities issued in the foregoing transactions were offered and sold in reliance on exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering.

Use of Proceeds from Registered Securities

As part of our initial public offering, on July 2, 2007 we registered 7,500,000 shares of our common stock under Form S-1 (File No. 333-141348), which was declared effective by the Securities and Exchange Commission on June 26, 2007, at an offering price to the public of $11.00 per share. We registered 5,625,000 of these shares on our behalf and 1,875,000 of these shares on behalf of certain of our selling stockholders.

The offering of the common stock resulted in net proceeds of approximately $56 million to us after deducting underwriting discounts and commissions of approximately $5.8 million and offering costs of approximately $1.6 million. The net proceeds from our initial public offering will be used for working capital and general corporate purposes, including potential acquisitions. We currently have no agreements or commitments with respect to any material acquisitions.

This expected use of the net proceeds represents our current intentions based upon our present plans and business condition. The amounts and timing of our actual expenditures will depend upon numerous factors, including cash flows from operations and the anticipated growth of our business. We will retain broad discretion in the allocation and use of our net proceeds.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.16	Office lease dated March 3, 2008, by and between AuthenTec, Inc. and Rialto, LLC.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTEC, INC.

By:	/s/ F. Scott Moody
F. Scott Moody
Chief Executive Officer
(on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

DATE: May 1, 2008