Form 10-Q
period 2008-06-27
AUTHENTEC INC
filed 2008-08-06
CIK 1138830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33552

AuthenTec, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59-3521332
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

AuthenTec, Inc.

100 Rialto Place, Suite 400

Melbourne, FL 32901

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

At August 6, 2008 there were 28,481,476 shares of common stock outstanding.

AUTHENTEC, INC.

Part I — Financial Information

Item 1.	Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	As of
	June 27, 2008	December 28, 2007
Assets
Current assets
Cash and cash equivalents	$32,207	$15,703
Short-term investments	28,643	42,573
Accounts receivable, net of allowances of $45 and $23, respectively	8,173	6,374
Prepaid expenses	727	820
Inventory	7,045	5,120

Total current assets	76,795	70,590
Long-term investments	5,792	8,066
Other long-term assets	522	673
Property and equipment, net	3,077	2,605

Total assets	$86,186	$81,934

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,577	$3,917
Accrued compensation and benefits	1,508	1,998
Other accrued liabilities	3,841	4,983

Total current liabilities	12,926	10,898
Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $.01 par value; 100,000 shares authorized; 28,439 and 27,745 issued and outstanding at June 27, 2008 and December 28, 2007	284	277
Additional paid-in capital	148,360	146,729
Accumulated other comprehensive loss	(253)	—
Accumulated deficit	(75,131)	(75,970)

Total stockholders’ equity	73,260	71,036

Total liabilities and stockholders’ equity	$86,186	$81,934

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Revenue	$18,410	$12,300	$33,924	$21,595
Cost of revenue	9,509	6,778	17,337	11,793

Gross profit	8,901	5,522	16,587	9,802
Operating expenses
Research and development	4,196	3,016	8,294	5,790
Selling and marketing	2,592	2,077	5,064	4,061
General and administrative	2,033	1,226	3,701	2,694

Total operating expenses	8,821	6,319	17,059	12,545
Income (loss) from operations	80	(797)	(472)	(2,743)
Other income (expense):
Warrant expense	—	(5,884)	—	(9,637)
Interest expense	—	(78)	—	(105)
Interest income	571	103	1,311	174

Total other income (expense), net	571	(5,859)	1,311	(9,568)
Net income (loss)	$651	$(6,656)	$839	$(12,311)

Net income (loss) per common share, basic	$0.02	$(7.37)	$0.03	$(14.69)
Net income (loss) per common share, diluted	$0.02	$(7.37)	$0.03	$(14.69)
Shares used in computing basic net income (loss) per common share	28,304	903	28,115	838
Shares used in computing diluted net income (loss) per common share	30,618	903	30,571	838

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 27, 2008	June 29, 2007
Cash flows from operating activities
Net income (loss)	$839	$(12,311)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	491	368
Increase in bad debt provision	22	47
Increase in inventory provision	355	234
Stock-based compensation expense	992	376
Warrant expense	—	9,637
Interest earned on investments	(140)	(45)
Purchase of research and development software	250	—
Decrease (increase) in current assets:
Accounts receivable	(1,821)	(1,782)
Inventory	(2,280)	(544)
Prepaid expenses	244	(139)
Increase (decrease) in liabilities:
Accounts payable	3,659	1,534
Accrued compensation and benefits and other accrued liabilities	(1,567)	(1,237)

Net cash provided by (used in) operating activities	1,044	(3,862)

Cash flows from investing activities
Purchase of property and equipment	(963)	(1,293)
Purchase of research and development software	(250)	—
Purchase of available-for-sale investments	(7,008)	(4,720)
Redemption of available-for-sale investments	30,520	2,449
Purchase of held-to-maturity investments	(16,940)	—
Redemption of held-to-maturity investments	9,519	—

Net cash provided by (used in) investing activities	14,878	(3,564)

Cash flows from financing activities
Deferred initial public offering costs	(66)	(749)
Proceeds from exercise of stock options	648	87
Proceeds from exercise of preferred and common stock warrants	—	320
Proceeds from the issuance of senior secured convertible notes	—	7,500

Net cash provided by financing activities	582	7,158

Net increase (decrease) in cash and cash equivalents	16,504	(268)
Cash and cash equivalents, beginning of period	15,703	6,076

Cash and cash equivalents, end of period	$32,207	$5,808

Supplemental disclosure of cash flow information
Cashless exercise of 3,192 preferred stock warrants	—	$1,600
Cashless exercise of 54 common stock warrants	$137	—
Non-cash stock issuance	$16	—
Non-cash accrued deferred offering costs	—	$580

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements include the accounts of AuthenTec, Inc and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. In our opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended June 27, 2008 are not necessarily indicative of the results that may be expected for the year ending January 2, 2009 or for any other period.

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

We utilize a 52/53 week fiscal year. Our current 53 week fiscal year will end on January 2, 2009. Our third fiscal quarter will include 14 weeks and will end on October 3, 2008. References to past or future quarterly or annual periods in our financial statements are to those respective fiscal periods which vary from exact calendar quarters or years.

2. Net Income (Loss) Per Share

We calculate net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities, which consist of convertible preferred stock, senior convertible notes, common stock options and warrants, and restricted stock awards. The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(In thousands, except per share data)
Numerator:
Net income (loss)	$651	$(6,656)	$839	$(12,311)

Denominator:
Denominator for basic income (loss) per share—weighted average common shares outstanding	28,304	903	28,115	838
Effect of dilutive securities:
Stock options	2,307	—	2,449	—
Warrants to purchase common stock	7	—	7	—

Denominator for diluted income (loss) per share—weighted average common shares and potential common shares outstanding	30,618	903	30,571	838

Basic net income (loss) per share	$0.02	$(7.37)	$0.03	$(14.69)

Diluted net income (loss) per share	$0.02	$(7.37)	$0.03	$(14.69)

Notes to Consolidated Financial Statements

(Continued)

Basic and diluted net income (loss) per common share was the same for the three and six months ended June 29, 2007. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net income (loss) per common share as of June 27, 2008 and June 29, 2007 because their inclusion would have had an anti-dilutive effect:

	As of
	June 27, 2008	June 29, 2007
	(In thousands)
Mandatorily redeemable convertible preferred stock	—	18,796
Convertible note	—	1,250
Options to purchase common stock and non vested restricted stock awards	1,033	3,585
Warrants to purchase common or preferred stock	—	1,170

	1,033	24,801

3. Cash, Cash Equivalents and Investments

We invest our cash in diversified types of investments in order to maximize the interest we could earn. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our other investments that include auction rate securities, corporate and euro bonds, medium and short term notes and certificates of deposits are classified as investments and are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We have classified our auction rate securities as available-for-sale (AFS) and reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported in other comprehensive income (loss), a separate component of stockholders’ equity. At December 28, 2007, we classified our corporate and euro bonds, medium and short term notes and certificates of deposit as held-to-maturity (HTM) investments and reported them at amortized cost. Due to recent lack of liquidity in the auction rate securities market and instability in various financial markets experienced in the month of March, we decided to reevaluate our investment strategies. Although we had a positive intent and ability to hold our HTM investments at the time of their purchase, we redeemed some of our HTM investments prior to their maturity in order to balance our investment portfolio. Even though we consider the environment at the time of the decision to sell these securities to be unprecedented, we have reclassified all of our remaining HTM investments to AFS and reported unrealized gains (losses) in other comprehensive income (loss) at June 27, 2008.

The following table reports redemptions of investments, classified as HTM at December 28, 2007 and before reclassification to AFS, during the six months ended June 27, 2008.

	Net carrying value	Realized gain/(loss)
	(In thousands)
Corporate bonds	$1,000	$11
Notes	3,313	(5)

Total	$4,313	$6

The table above does not include $5.2 million in redemptions of certificates of deposit upon their maturity during the six months ended June 27, 2008.

Notes to Consolidated Financial Statements

(Continued)

The following table represents transfers of investments from HTM to AFS during the six months ended June 27, 2008.

	Net carrying value	Unrealized gain
	(In thousands)
Certificates of deposits	$5,585	$32
Corporate bonds	17,499	66
Euro bonds	2,094	14
Notes	9,289	18

Total	$34,467	$130

The following table reports investment holdings at period end.

	As of
	Value		Unrealized Gains/(Losses)		Maturity Range
	June 27, 2008	December 28, 2007	June 27, 2008	December 28, 2007
		(In thousands)			(In years)
Auction rate securities (AFS)	$5,792	$23,945	$(233)	$—	>6 yrs
Certificates of deposits (AFS)	3,064	10,931	13	—	0.1 - 0.7 yrs
Corporate bonds (AFS)	14,357	11,609	12	—	0.1 - 0.8 yrs
Euro bonds (AFS)	2,058	1,025	(3)	—	0.2 - 0.9 yrs
Notes (AFS)	9,164	3,129	(42)	—	0.3 - 1.0 yrs

Total	$34,435	$50,639	$(253)	$—

As of June 27, 2008 and December 28, 2007, $5.8 million and $23.9 million, respectively of our $34.4 million and $50.6 million in short-term and long-term investments, respectively, were comprised of municipal notes, preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The municipal notes are issued by various state and local municipal entities for the purpose of public projects and other activities. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan auction rate security is a state issued higher education loan which is substantially insured by the U.S. government.

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

All of our auction rate securities held at June 27, 2008 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist.

We estimated the fair value of the auction rate securities based on prices provided by the firm’s managing our investments as well as our own analysis. Our estimates were based on assumptions we believe market participants would use in pricing similar assets in a current transaction, which could change significantly over time based on market conditions. Please refer to Note 4 Fair Value Measurements for more information.

4. Fair Value Measurements

Effective December 29, 2007, we adopted SFAS No. 157, Fair Value Measurements (“the Standard”.) The Standard defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS No. 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS No. 123R Share Based Payment.)

Notes to Consolidated Financial Statements

(Continued)

Valuation techniques considered under SFAS No. 157 techniques are based on observable and unobservable inputs. The Standard classifies these inputs into the following hierarchy:

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

At June 27, 2008 we had $63.0 million in cash equivalents, short-term and long-term investments that were subject to fair value measurements in accordance to SFAS No. 157.

The fair values of our investments based on the level of inputs are summarized below:

Description	Fair Value as of June 27, 2008	Level 1	Level 2	Level 3	Gains (losses)
	(In Thousands)
Money market funds	$28,598	$28,598	$—	$—	$—
Corporate bonds	14,357	—	14,357	—	12
Medium and short term notes	9,164	—	9,164	—	(42)
Euro bonds	2,058	—	2,058	—	(3)
Certificates of deposit	3,064	—	3,064	—	13
Auction rate securities—municipal notes	1,500	—	1,500	—	—
Auction rate securities—preferred stock	3,125	—	3,125	—	—
Auction rate securities—student loans	1,167	—	—	1,167	(233)

Total	$63,033	$28,598	$33,268	$1,167	$(253)

In measuring fair value where Level 1 inputs were available, we used a single valuation technique which valued our securities based on quoted market prices. At June 27, 2008 our money market funds were measured using Level 1 inputs and the fair value was based on daily observable trades.

In measuring fair value where Level 2 inputs were available, we used a single valuation technique which valued our securities based on the valuations performed by an independent pricing vendor utilized by our investment broker for our bonds, notes and CDs. In measuring fair value of our municipal notes and preferred stock auction rate securities (ARS), we used valuations performed by the same pricing vendor as well as a the most recent history of successful auctions where similar securities were sold in an active market and a discounted cash flow model. The discounted cash flow model took into consideration the interest being earned on these securities versus interest earned on similar securities such as Corporate and Municipal bonds. Most of the assumptions used are observable in the market place and can be derived from or are supported by observable data at which transactions were (are) executed in the market place.

In measuring fair value where Level 3 inputs were available, we used a single valuation technique which valued our securities based on a discounted cash flow model as described above. We believe that this pricing model reflects the assumptions a marketplace participant would use in valuing similar assets, which could change significantly over time based on market conditions. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

Notes to Consolidated Financial Statements

(Continued)

At June 27, 2008 only one of our auction rate securities was measured using unobservable inputs with a fair value of $1.2 million which represented approximately one percent (1%) of total assets. This security was transferred to Level 3 during the three months ended June 27, 2008, because the pricing vendor utilized by our investment broker is no longer valuing this investment and therefore some of the inputs to measure fair value are no longer observable. As a result, we recorded a temporary impairment of $0.2 million on this investment.

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the six months ended June 27, 2008:

Description	Auction Rate Securities
(In Thousands)
Beginning balance December 29, 2007	$—
Purchases, issuances, and settlements	—
Transfers to Level 3	—
Realized/unrealized gains and (losses)
Included in earnings	—
Included in other comprehensive income	—

Ending balance March 28, 2008	$—

Purchases, issuances, and settlements	—
Transfers to Level 3	1,400
Realized/unrealized gains and (losses)
Included in earnings	—
Included in other comprehensive income	(233)

Ending balance June 27, 2008	$1,167

As of June 27, 2008, we had $5.8 million of principal invested in ARS that had experienced failed auctions. Accordingly, we have determined that these securities should be classified as noncurrent . In addition, we recorded a temporary unrealized loss of $0.2 million on these investments during the three months ended June 27, 2008 in Accumulated other comprehensive income on the Consolidated Balance Sheet, as we believe the impairment is temporary.

We concluded that no other-than-temporary impairment losses occurred during the three months ended June 27, 2008 as the decline in market value is due to temporary illiquidity of the investments and general market conditions. These investments continue to carry strong credit ratings, and we have the intent and ability to hold these securities until the anticipated recovery in market value occurs given our current liquidity and capital structure. We will continue to monitor these securities and may be required to record an impairment charge if the decline in fair value is determined to be other- than- temporary.

5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity resulting from non-owner sources. The components of our comprehensive income (loss) are as follows:

	Three months ended		Six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(In thousands)		(In thousands)
Net income (loss)	$651	$(6,656)	$839	$(12,311)
Unrealized loss on AFS investments	(383)	—	(253)	—

Comprehensive income (loss)	$268	$(6,656)	$586	$(12,311)

Notes to Consolidated Financial Statements

(Continued)

6. Inventory

	As of
	June 27, 2008	December 28, 2007
	(In thousands)
Work-in-process	$6,275	$3,578
Finished goods	2,235	2,652
Valuation allowance	(1,465)	(1,110)

	$7,045	$5,120

7. Property and Equipment

		As of
	Useful Life (Years)	June 27, 2008	December 28, 2007
		(In thousands)
Production and lab equipment	5	$3,965	$3,199
Computer equipment	3 - 5	1,094	1,020
Office furniture and fixtures	3	485	452
Computer software	3 - 5	749	659
Leasehold improvements	3	334	334

		6,627	5,664
Less: accumulated depreciation		(3,550)	(3,059)

		$3,077	$2,605

8. Product Warranty

We typically offer a one-year product replacement warranty. We accrue for estimated returns of defective products based on historical return patterns and revenue growth as well as any specific known product issues at the time revenue is recognized. The determination of these accruals requires us to make estimates of the frequency and extent of warranty activity and estimated future costs to replace the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of revenue may be required in future periods. The following table presents a reconciliation of our product warranty liability, which is included in other accrued liabilities in the consolidated balance sheets:

Six Months Ended
June 27, 2008
(In thousands)
Balance — beginning of period	$135
Net provisions for the period	159
Costs incurred	(91)

Balance — end of period	$203

Notes to Consolidated Financial Statements

(Continued)

9. Commitments

Legal Proceedings

Our industry is marked by a significant number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights.

On March 22, 2006, Atmel Corporation filed a complaint in the United States District Court, Northern District of California, alleging that our fingerprint sensors infringe an Atmel patent. The complaint was amended on November 1, 2006 to add certain Atmel affiliates as plaintiffs, as well as an allegation we are infringing a second patent. The second patent was the basis for allegations that our fingerprint image software infringes Atmel’s intellectual property rights. Atmel sought a preliminary and permanent injunction as well as treble damages, though the plaintiffs’ claimed damages have not been quantified. We filed a counterclaim challenging the validity of the patents and seeking a judgment of non-infringement. We also filed dispositive motions that sought findings of non-infringement, a dismissal of the case and recovery of our attorney’s fees. A hearing was held to address claim construction and summary judgment arguments of infringement made by Atmel and summary judgment arguments of non-infringement by us. On May 5, 2008, the District Court Judge denied Atmel’s Motion for Partial Summary Judgment, granted our Motion for Summary Judgment, and ruled that neither of the asserted Atmel patents were infringed by any of our accused products. Atmel can appeal the summary judgment ruling. If Atmel is successful in its appeal, then a trial on the merits of Atmel’s infringement claims could follow. We believe that we have meritorious defenses to all of Atmel’s claims, and we will continue to defend our interests vigorously. Should Atmel succeed on appeal and obtain an adverse judgment, such judgment may have a material adverse impact on our financial condition.

On March 12, 2008, we filed a patent infringement lawsuit against Atrua Technologies, Inc. in the United States District Court, Northern District of California, alleging that Atrua’s fingerprint sensors infringe three of our patents. Two of the patents relate to fingerprint sensor packaging and the third relates to fingerprint sensor circuitry. On April 25, 2008, we amended the complaint to add allegations that Atrua’s fingerprint sensors infringe another two of our patents which relate to fingerprint circuitry. We seek monetary damages for infringement by Atrua’s fingerprint sensor products and an injunction against Atrua’s future infringement of the patents. Atrua answered the complaint on May 14, 2008 and filed counterclaims against us. The counterclaims allege infringement of an Atrua patent related to biometric imaging, various affirmative defenses, and allegations related to unfair business practices. There has been no scheduling order issued by the Court. It is difficult to estimate with any degree of probability the timing of future costs associated with this lawsuit.

In addition to these legal proceedings, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. Depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

10. Warrants

During the six months ended June 27, 2008, warrants to purchase approximately 54,000 shares of common stock were exercised and approximately 44,000 shares of common stock were issued after the net exercise through a cashless transaction.

As of June 27, 2008, approximately 25,000 warrants to purchase shares of our common stock were outstanding and exercisable. These warrants were issued on September 25, 2000 and January 5, 2001 with an exercise price of $9.00 and will expire on September 25, 2010.

11. Stock-Based Compensation

A summary of the stock options activity for the six months ended June 27, 2008 is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding as of December 28, 2007	3,779	$2.51
Granted	696	13.26
Forfeited	(94)	10.28
Exercised	(676)	0.96

Outstanding as of June 27, 2008	3,705	$4.61

The total intrinsic value of options exercised during the six months ended June 27, 2008 was approximately $7,745,000.

Notes to Consolidated Financial Statements

(Continued)

During the three months ended June 27, 2008 we granted initial restricted stock units. Restricted stock units granted under the 2007 Stock Incentive Plan are either incentive or performance based awards that will result in a payment to a participant in shares of our common stock. The incentive based awards vest as the service conditions are met while the performance based awards also have performance conditions as well as usual service conditions. The plan administrator will determine the number of shares and the conditions that must be satisfied, which typically are based on achievement of performance milestones and service conditions.

Restricted stock awards are measured at fair value based on the market price which is determined upon the closing price of our common stock on the NASDAQ Global Market on the date of the grant. We estimate expected forfeitures based on our historical experience and recognize compensation cost over a four-year vesting period on a straight-line basis.

A summary of the restricted stock activity for the six months ended June 27, 2008 is presented below:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value per Share
Outstanding as of December 28, 2007	—	$—
Granted	165	13.72
Forfeited	—	—
Vested	—	—

Outstanding as of June 27, 2008	165	$13.72

The total unrecognized stock-based compensation for stock option and restricted stock awards granted accounted for under SFAS No. 123R was approximately $9,740,000 as of June 27, 2008. These awards had a remaining weighted-average period over which they are expected to be recognized of 3.7 years as of June 27, 2008.

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

The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values were based on estimates at the date of grant as follows:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Estimated values	$6.55	$2.35	$6.41	$1.16
Expected life (in years)	4.8	5.3	4.8	6.0
Risk free rate	3.2%	4.6%	3.1%	4.6%
Volatility	53%	105%	53%	107%
Dividend yield	0%	0%	0%	0%
Estimated forfeiture rate	8%	10%	8%	10%

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

Notes to Consolidated Financial Statements

(Continued)

12. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The purpose of SFAS No. 157 is to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop measurements, and the effect of certain measurements on earnings for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. In February 2008, the FASB released a FASB Staff Position, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was first effective for us on December 29, 2007. The adoption of SFAS No. 157 on our financial assets and liabilities, which are primarily comprised of cash equivalents and investments, did not have a significant impact on their fair value measurements. We are currently evaluating the potential impact of the deferred part of SFAS No. 157 related to non-financial assets and liabilities on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, to increase relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R replaces SFAS No. 141, “Business Combinations”, but, retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquiree ; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 141R will impact us if we elect to enter into a business combination subsequent to January 2, 2009.

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

In April 2008, the FASB issued Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 also requires additional disclosures on information that can be used to assess the extent to which future cash flows associated with intangible assets are affected by an entity’s intent or ability to renew or extend such arrangements and on associated accounting policies. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. FSP 142-3 may impact us in the future if we acquire intellectual property or other intangible assets.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on our financial statements.

Notes to Consolidated Financial Statements

(Continued)

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

Overview

We are a leading mixed-signal semiconductor company providing fingerprint authentication sensors and solutions to the high-volume PC, wireless device and access control markets. We believe our products, which are based on our patented TruePrint-based technology, are the most accurate, reliable, cost-effective, easy to use and versatile products commercially available today. Since our inception in 1998, we have shipped over 30 million sensors which have been integrated into over 200 different models of laptops, desktops and PC peripherals as well as over 8 million mobile phones. In response to accelerating customer demand, we shipped over 5 million sensor units in the three months ended June 27, 2008, significantly higher than the 3.1 million sensor units we shipped in the three months ended June 29, 2007.

Since inception, we have invested heavily in research and development and had not achieved quarterly profitability prior to the three months ended September 28, 2007. We have not yet achieved profitability on an annual basis. From our incorporation through 2000, we were primarily engaged in the design and development of our first products, which we began shipping commercially in 2000. Our revenue has grown from $13.8 million in 2004 to $52.3 million in 2007, driven primarily by demand in the PC and wireless device markets. We expect sales of our products for use in the PC and wireless device markets to continue to represent a substantial portion of our revenue in the foreseeable future.

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

Our critical accounting policies as of June 27, 2008 are consistent with those discussed in our annual report on Form 10-K for the year ended December 28, 2007 with an exception of Fair Value Measurements which became applicable to us on December 29, 2007.

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

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	51.7	55.1	51.1	54.6

Gross margin	48.3	44.9	48.9	45.4

Operating expenses
Research and development	22.8	24.5	24.5	26.8
Selling and marketing	14.1	16.9	14.9	18.8
General and administrative	11.0	10.0	10.9	12.5

Total operating expenses	47.9	51.4	50.3	58.1

Income (loss) from operations	0.4	(6.5)	(1.4)	(12.7)

Total other income (expense), net	3.1	(47.6)	3.9	(44.3)

Net Income (loss)	3.5%	(54.1)%	2.5%	(57.0)%

Comparison of the Three and Six Months Ended June 27, 2008 and June 29, 2007

Revenue. Our revenue was $18.4 million for the three months ended June 27, 2008 as compared to $12.3 million for the three months ended June 29, 2007, an increase of $6.1million, or 50%. Our revenue was $33.9 million for the six months ended June 27, 2008 as compared to $21.6 million for the six months ended June 29, 2007, an increase of $12.3 million, or 57%. Our higher revenues, in both timeframes, were primarily due to increased shipments to customers in the PC market. The growth reflected new design-wins reaching commercial production, as well as platform expansions at existing customers, driven by increased demand by consumers and businesses for fingerprint sensors on their PCs.

Cost of revenue and gross margin. Our cost of revenue was $9.5 million for the three months ended June 27, 2008 as compared to $6.8 million for the three months ended June 29, 2007, resulting in a gross profit of $8.9 million for the three months ended June 27, 2008 as compared to $5.5 million for the three months ended June 29, 2007, an increase of $3.4 million, or 62%. Our gross margin was 48% in the three months ended June 27, 2008 as compared to 45% in the three months ended June 29, 2007. The increase in gross margin in the second quarter of 2008 was primarily due to improved manufacturing yields and lower manufacturing costs.

Our cost of revenue was $17.3 million for the six months ended June 27, 2008 as compared to $11.8 million for the six months ended June 29, 2007, resulting in a gross profit of $16.6 million for the six months ended June 27, 2008 and $9.8 million for the six months ended June 29, 2007, an increase of $6.8 million, or 69%. Our gross margin was 49% in the six months ended June 27, 2008 as compared to 45% in the six months ended June 29, 2007. The increase in gross margin through the second quarter of 2008 was driven by more favorable product mix, improved manufacturing yields and lower manufacturing costs.

Research and development expenses. Research and development expenses were $4.2 million for the three months ended June 27, 2008 as compared to $3.0 million for the three months ended June 29, 2007, an increase of $1.2 million, or 40%. Research and development expenses were 23% and 25% of revenue for the three months ended June 27, 2008 and June 29, 2007, respectively. The increase in the second quarter of 2008 was due to $0.6 million higher compensation costs, including stock-based compensation, incentives and hiring costs, resulting from the growth in the number of research and development personnel, $0.4 million of additional outside services and direct materials as a result of new product development expenses and contractor support, $0.1 million higher facilities costs in order to accommodate our growth and $0.1 million increase in travel expenses.

Research and development expenses were $8.3 million for the six months ended June 27, 2008 and $5.8 million for the six months ended June 29, 2007, an increase of $2.5 million, or 43%. The increase in the first half of 2008 was primarily due to $1.1 million higher compensation costs, including stock-based compensation, incentives and hiring costs, resulting from the growth in the number of research and development personnel related to expanded research and development initiatives, $0.7 million increase attributable to additional contract labor and consulting services, $0.3 million related to the purchase of research and development software, $0.2 million higher facilities costs, $0.1 million increase in direct materials for silicon development, and $0.1 million increase in travel expenses.

Selling and marketing expenses. Selling and marketing expenses were $2.6 million for the three months ended June 27, 2008 as compared to $2.1 million for the three months ended June 29, 2007, an increase of $0.5 million, or 24%. Selling and marketing expenses were 14% and 17% of revenue for the three months ended June 27, 2008 and June 29, 2007, respectively. The increase in selling and marketing expenses in the second quarter of 2008 resulted from higher compensation costs, including stock-based compensation, incentives and hiring costs related to the growth in the number of personnel.

Selling and marketing expenses were $5.1 million for the six months ended June 27, 2008 and $4.1 million for the six months ended June 29, 2007, an increase of $1.0 million, or 24%. The increase in selling and marketing expenses in the first half of 2008 was primarily attributed to $0.7 million higher compensation costs, including stock-based compensation, incentives and hiring costs resulting from the growth in the number of personnel, $0.2 million increase in travel expenses and $0.1 million higher sales commissions as a result of revenue growth.

General and administrative expenses. General and administrative expenses were $2.0 million for the three months ended June 27, 2008 as compared to $1.2 million for the three months ended June 29, 2007, an increase of $0.8 million, or 67%. General and administrative expenses were 11% and 10% of revenue for the three months ended June 27, 2008 and June 29, 2007, respectively. The increase in the three months ended June 27, 2008 included $0.4 million higher outside legal fees mostly attributable to our ongoing litigation, $0.2 million higher accounting and other public company related expenses as well as $0.2 million increased compensation costs, including stock-based compensation.

General and administrative expenses were $3.7 million for the six months ended June 27, 2008 as compared to $2.7 million for the six months ended June 29, 2007, an increase of $1.0 million, or 37%. The increase in general and administrative expenses in the first half of 2008 was driven by $0.5 million increase in outside legal fees mostly attributable to our ongoing litigation, $0.3 million increase in outside accounting fees, corporate governance costs and other public company related expenses as well as $0.2 million in higher compensation expenses, including stock-based compensation.

Other income (expense), net. Other income (expense), net increased $6.5 million to a net other income of $0.6 million for the three months ended June 27, 2008 from a net other expense of $5.9 million for the three months ended June 29, 2007, primarily due to a decrease in warrant revaluation expense recognized in accordance with FSP 150-5.

Other incomes (expense), net increased $10.9 million to a net other income of $1.3 million for the six months ended June 27, 2008 from a net other expense of $9.6 million for the six months ended June 29, 2007. The increase in other income (expense) in the first half of 2008 was primarily due to a decrease in warrant revaluation expense recognized in accordance with FSP 150-5 and an increase in interest income from our investments of $1.3 million.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations, the issuance and sale of our common and preferred stock and secured convertible debt. Our cash, cash equivalents and investments were $66.6 million as of June 27, 2008, an increase of $0.3 million from December 28, 2007. The increase in our cash, cash equivalents and investments as of June 27, 2008 was primarily attributable to the cash generated by operations.

	Six Months Ended
	June 27, 2008	June 29, 2007
	(In thousands)
Consolidated statement of cash flows data:
Purchase of property and equipment	$(963)	$(1,293)
Cash flows from operating activities	1,044	(3,862)
Cash flows from investing activities	14,878	(3,564)
Cash flows from financing activities	582	7,158

Operating activities. Net cash provided by operating activities was $1.0 million in the six months ended June 27, 2008, primarily due to net income for the period, partially offset by an increase in accounts receivable due to higher revenue and the timing of shipments.

Investing activities. Net cash provided by investing activities was $14.9 million in the six months ended June 27, 2008, due to a change in investment strategy whereby proceeds of maturing investments are being reinvested in money market funds.

Financing Activities. Net cash provided by our financing activities was $0.6 million in the six months ended June 27, 2008, due primarily to the proceeds received from exercise of stock options.

We believe our $60.8 million of cash and cash equivalents and short term investments at June 27, 2008 as well as expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of June 27, 2008, our investment portfolio consisted primarily of fixed-income securities with the weighted average maturity of less than twelve months. We utilize investment vehicles such as money market funds, certificates of deposit, auction rate securities, notes and bonds.

As of June 27, 2008, $5.8 million of our $34.4 million in short-term and long term investments were comprised of municipal notes, preferred stock investments and a student loan with an auction reset feature (“auction rate securities”). The municipal notes are issued by various state and local municipal entities for the purpose of public projects and other activities. All of the municipal notes carry AA credit ratings or above. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. All of the preferred stock investments carry AAA credit ratings. The student loan auction rate security is a state issued higher education loan which is substantially insured by the U.S. government.

Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 28 or 35 days. In mid- February 2008 the auction rate securities markets became disrupted and we experienced auction failures for the first time. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited. These developments resulted in the classification of these securities as long-term investments in our consolidated financial statements at June 27, 2008. Furthermore, during the three months ended June 27, 2008, one of our auction rate securities was no longer valued by the pricing vendor utilized by our investment broker and therefore measured using unobservable inputs. As a result of this valuation, we recorded a temporary impairment charge of $0.2 million on this investment.

We believe that the impairment we recorded is temporary and we will be able to liquidate our auction rate securities without significant loss. We currently have the ability and intent to hold the remaining $5.8 million of auction rate securities, until market stability is restored with respect to these securities. We believe that, even if we hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and short-term investments will be sufficient to support our projected operating requirements over the next twelve months.

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

Contractual Obligations

On March 3, 2008, we have entered into a five (5) year operating lease agreement with Rialto, LLC related to extending the existing lease and providing for additional office space at 100 Rialto Place, Melbourne, FL, commencing September 1, 2008. Under this agreement, our rent expense will amount to approximately $60,000 per month.

There were no other significant changes during the six months ended June 27, 2008 in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 28, 2007, as described in our Form 10K.

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

Foreign currency risk. All of our revenue is presently denominated in U.S. dollars. We therefore have no foreign currency risk associated with sales of our products at this time. However, we do have risk of our products being more expensive outside the United States if the value of the U.S. dollar increases as compared to the local currency of our customer. This could result in pricing pressure, lower revenue and lower gross margins. Our international sales and research and development operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. However, we do not presently consider this currency risk to be material as the related costs do not presently constitute a significant portion of our total spending.

Interest rate risk. We had cash, cash equivalents and investments of $66.6 million as of June 27, 2008, which were held for working capital and strategic purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk and reduce exposure, we maintain our portfolio of cash equivalents and short-term and long-term investments in investment grade securities that are primarily of a conservative nature. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations.

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

At June 27, 2008 we held $5.8 million in auction rate securities. The rate of interest paid on these securities is determined at auctions held at pre-determined intervals, usually every seven, 28 or 35 days. If sufficient clearing bids are not made in a particular auction, that can result in the inability to liquidate the asset-backed securities in the auction. All of these securities held as of June 27, 2008 had experienced failed auctions. There can be no assurance that auctions on the auction rate securities in our investment portfolio will succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may decline even further and we may record other than temporary impairment charges. For more information on fair value assumptions please see Note 4, “Fair Value Measurements”, of the financial statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of June 27, 2008 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended June 27, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Our industry is marked by a significant number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights.

On March 22, 2006, Atmel Corporation filed a complaint in the United States District Court, Northern District of California, alleging that our fingerprint sensors infringe an Atmel patent. The complaint was amended on November 1, 2006 to add certain Atmel affiliates as plaintiffs, as well as an allegation we are infringing a second patent. The second patent was the basis for allegations that our fingerprint image software infringes Atmel’s intellectual property rights. Atmel sought a preliminary and permanent injunction as well as treble damages, though the plaintiffs’ claimed damages have not been quantified. We filed a counterclaim challenging the validity of the patents and seeking a judgment of non-infringement. We also filed dispositive motions that sought findings of non-infringement, a dismissal of the case and recovery of our attorney’s fees. A hearing was held to address claim construction and summary judgment arguments of infringement made by Atmel and summary judgment arguments of non-infringement by us. On May 5, 2008, the District Court Judge denied Atmel’s Motion for Partial Summary Judgment, granted our Motion for Summary Judgment, and ruled that neither of the asserted Atmel patents were infringed by any of our accused products. Atmel can appeal the summary judgment ruling. If Atmel is successful in its appeal, then a trial on the merits of Atmel’s infringement claims could follow. We believe that we have meritorious defenses to all of Atmel’s claims, and we will continue to defend our interests vigorously. Should Atmel succeed on appeal and obtain an adverse judgment, such judgment may have a material adverse impact on our financial condition.

On March 12, 2008, we filed a patent infringement lawsuit against Atrua Technologies, Inc. in the United States District Court, Northern District of California, alleging that Atrua’s fingerprint sensors infringe three of our patents. Two of the patents relate to fingerprint sensor packaging and the third relates to fingerprint sensor circuitry. On April 25, 2008, we amended the complaint to add allegations that Atrua’s fingerprint sensors infringe another two of our patents which relate to fingerprint circuitry. We seek monetary damages for infringement by Atrua’s fingerprint sensor products and an injunction against Atrua’s future infringement of the patents. Atrua answered the complaint on May 14, 2008 and filed counterclaims against us. The counterclaims allege infringement of an Atrua patent related to biometric imaging, various affirmative defenses, and allegations related to unfair business practices. There has been no scheduling order issued by the Court. It is difficult to estimate with any degree of probability the timing of future costs associated with this lawsuit.

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

As of June 27, 2008, $5.8 million of our long-term investments were comprised of municipal notes, preferred stock investments and a student loan with auction reset features (“auction rate securities”). The municipal notes are issued by various state and local municipal entities for the purpose of public projects and other activities. All of the municipal notes carry AA credit ratings or above. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. All of the preferred stock investments carry AAA credit ratings. The student loan auction rate security is a state issued higher education loan which is substantially insured by the U.S. government. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 28 or 35 days.

Recently, auctions for most of the auction rate securities held at June 27, 2008 have failed and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will continue to succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited. At June 27, 2008, these securities have been classified as long-term investments in our consolidated financial statements.

If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an additional temporary or other-than temporary impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes to realize our investments’ recorded value.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on May 9, 2008.

The following proposals were adopted by the margins indicated:

1.	To elect six (6) directors to hold office until the 2009 annual meeting of stockholders for a one year term and until their respective successors are elected and qualified.

	Number of Shares
	For	Against/Abstain
F. Scott Moody	22,880,764	216,122

Matthew P. Crugnale	22,278,911	817,975

Robert E. Grady	22,309,493	787,393

Gustav H. Koven III	22,214,235	882,651

Yunbei “Ben” Yu	22,309,034	787,852

Chris Fedde	22,960,042	136,844

2.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending January 2, 2009.

For	22,935,231

Against/Abstain	161,655

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTEC, INC.

By:	/s/ F. Scott Moody
F. Scott Moody
Chief Executive Officer
(on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

DATE: August 6, 2008