Form 10-Q
period 2008-10-03
AUTHENTEC INC
filed 2008-11-07
CIK 1138830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2008

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

At November 7, 2008 there were 28,617,920 shares of common stock outstanding.

AUTHENTEC, INC.

AuthenTec, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	As of
	October 3, 2008	December 28, 2007
Assets
Current assets
Cash and cash equivalents	$37,710	$15,703
Short-term investments	24,250	42,573
Accounts receivable, net of allowances of $61 and $23, respectively	8,372	6,374
Prepaid expenses	923	820
Inventory	6,854	5,120

Total current assets	78,109	70,590
Long-term investments	5,798	8,066
Other long-term assets	591	673
Property and equipment, net	3,084	2,605

Total assets	$87,582	$81,934

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,099	$3,917
Accrued compensation and benefits	1,772	1,998
Other accrued liabilities	4,301	4,983

Total current liabilities	13,172	10,898
Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $.01 par value; 100,000 shares authorized; 28,617 and 27,745 issued and outstanding at October 3, 2008 and December 28, 2007	286	277
Additional paid-in capital	149,244	146,729
Accumulated other comprehensive loss	(539)	—
Accumulated deficit	(74,581)	(75,970)

Total stockholders’ equity	74,410	71,036

Total liabilities and stockholders’ equity	$87,582	$81,934

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2008	September 28, 2007	October 3, 2008	September 28, 2007
Revenue	$18,409	$15,057	$52,333	$36,652
Cost of revenue	9,735	7,905	27,072	19,697

Gross profit	8,674	7,152	25,261	16,955

Operating expenses
Research and development	4,619	3,529	12,913	9,319
Selling and marketing	2,710	2,315	7,774	6,377
General and administrative	1,353	1,616	5,054	4,310

Total operating expenses	8,682	7,460	25,741	20,006

Loss from operations	(8)	(308)	(480)	(3,051)

Other income (expense):
Warrant expense	—	—	—	(9,637)
Interest expense	—	(5)	—	(109)
Interest income	558	830	1,869	1,004

Total other income (expense), net	558	825	1,869	(8,742)

Net income (loss)	$550	$517	$1,389	$(11,793)

Net income (loss) per common share, basic	$0.02	$0.02	$0.05	$(1.28)

Net income (loss) per common share, diluted	$0.02	$0.02	$0.05	$(1.28)

Shares used in computing basic net income (loss) per common share	28,501	25,944	28,244	9,207

Shares used in computing diluted net income (loss) per common share	30,317	30,103	30,487	9,207

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 3, 2008	September 28, 2007
Cash flows from operating activities
Net income (loss)	$1,389	$(11,793)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	779	593
Increase (decrease) in bad debt provision	38	(53)
Increase in inventory provision	336	728
Stock-based compensation expense	1,833	717
Warrant expense	—	9,637
Interest accrued on senior secured convertible notes	—	110
Interest earned on investments	(39)	(121)
Purchase of research and development software	250	—
Decrease (increase) in current assets:
Accounts receivable	(2,036)	(2,664)
Inventory	(2,070)	(2,262)
Prepaid expenses	98	(342)
Increase (decrease) in liabilities:
Accounts payable	3,183	3,424

Accrued compensation and benefits and other accrued liabilities	(817)	188

Net cash provided by (used in) operating activities	2,944	(1,838)

Cash flows from investing activities
Purchase of property and equipment	(1,258)	(1,850)
Purchase of research and development software	(250)	—
Purchase of intellectual property	(120)	—
Purchase of available-for-sale investments	(7,008)	(47,499)
Redemption of available-for-sale investments	34,520	16,675
Purchase of held-to-maturity investments	(16,940)	(9,700)
Redemption of held-to-maturity investments	9,519	1,128

Net cash provided by (used in) investing activities	18,463	(41,246)

Cash flows from financing activities
Deferred initial public offering costs	(66)	—
Proceeds from exercise of stock options	666	162
Proceeds from exercise of preferred and common stock warrants	—	615
Proceeds from the issuance of senior secured convertible notes, net of issuance costs	—	7,407
Proceeds from initial public offering of common stock, net of offering costs	—	56,293

Net cash provided by financing activities	600	64,477

Net increase in cash and cash equivalents	22,007	21,393
Cash and cash equivalents, beginning of period	15,703	6,076

Cash and cash equivalents, end of period	$37,710	$27,469

Supplemental disclosure of cash flow information
Cashless exercise of 798 preferred stock warrants	—	$1,600
Cashless exercise of 54 common stock warrants	$137	—
Redemption of common stock to exercise of 159 stock options	$63
Non-cash stock issuance	$25	—
Non-cash accrued deferred offering costs	—	$284
Reclassification of warrant liability to equity upon initial public offering	—	$9,198
Reclassification of senior secured convertible notes and associated accrued interest to equity upon initial public offering	—	$7,610

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements include the accounts of AuthenTec, Inc and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. In our opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended October 3, 2008 are not indicative of the results that may be expected for the year ending January 2, 2009 or for any other period.

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

We utilize a 52/53 week fiscal year. Our current 53 week fiscal year will end on January 2, 2009. This fiscal quarter included 14 weeks and ended on October 3, 2008. References to past or future quarterly or annual periods in our financial statements are to those respective fiscal periods which vary from exact calendar quarters or years.

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

	Three Months Ended		Nine Months Ended
	October 3, 2008	September 28, 2007	October 3, 2008	September 28, 2007
	(In thousands, except per share data)
Numerator:
Net income (loss)	$550	$517	$1,389	$(11,793)

Denominator:
Denominator for basic income (loss) per share - weighted average common shares outstanding	28,501	25,944	28,244	9,207
Effect of dilutive securities:
Stock options	1,816	2,662	2,238	—
Warrants to purchase common stock	—	836	5	—
Convertible preferred stock and convertible notes	—	661	—	—

Denominator for diluted income (loss) per share - weighted average common shares and potential common shares outstanding	30,317	30,103	30,487	9,207

Basic net income (loss) per share	$0.02	$0.02	$0.05	$(1.28)

Diluted net income (loss) per share	$0.02	$0.02	$0.05	$(1.28)

Notes to Consolidated Financial Statements

(Continued)

Basic and diluted net income (loss) per common share was the same for the three and nine months ended September 28, 2007. As of October 3, 2008 and September 28, 2007, 1.7 million and 4.7 million shares, respectively, were attributable to outstanding stock options and warrants, which were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares. Therefore, inclusion of these amounts would have been anti-dilutive.

3. Cash, Cash Equivalents and Investments

Our investments are tailored to appropriately balance the trade-off between the preservation of capital and return. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our other investments that include auction rate securities, corporate and euro bonds, medium and short term notes and certificates of deposits are classified as investments and are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We have classified our auction rate securities as available-for-sale (AFS) and reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported in other comprehensive income (loss), a separate component of stockholders’ equity. At December 28, 2007, we classified our corporate and euro bonds, medium and short term notes and certificates of deposit as held-to-maturity (HTM) investments and reported them at amortized cost. Due to recent lack of liquidity in the auction rate securities market and instability in various financial markets experienced in the month of March, we decided to reevaluate our investment strategies. Although we had a positive intent and ability to hold our HTM investments at the time of their purchase, during the quarter ended March 28, 2008 we redeemed some of our HTM investments prior to their maturity in order to balance our investment portfolio. Even though we consider the environment at the time of the decision to sell these securities to be unprecedented, we have reclassified all of our remaining HTM investments to AFS and reported unrealized gains (losses) in other comprehensive income (loss) at October 3, 2008.

The following table reports redemptions of investments, classified as HTM at December 28, 2007 and before reclassification to AFS, during the nine months ended October 3, 2008.

	Net carrying value	Realized gain/(loss)
	(In thousands)
Corporate bonds	$1,000	$11
Notes	3,313	(5)

Total	$4,313	$6

The table above does not include $5.2 million in redemptions of certificates of deposit upon their maturity during the nine months ended October 3, 2008.

The following table represents transfers of investments from HTM to AFS during the nine months ended October 3, 2008.

	Net carrying value	Unrealized gain
	(In thousands)
Certificates of deposits	$5,585	$32
Corporate bonds	17,499	66
Euro bonds	2,094	14
Notes	9,289	18

Total	$34,467	$130

Notes to Consolidated Financial Statements

(Continued)

The following table reports investment holdings at period end.

	As of
	Value		Unrealized Gains/(Losses)		Maturity Range
	October 3, 2008	December 28, 2007	October 3, 2008	December 28, 2007
	(In thousands)				(In years)
Auction rate securities (AFS)	$5,798	$23,945	$(227)	$—	>6 yrs
Certificates of deposits (AFS)	1,517	10,931	10	—	0.4 yrs
Corporate bonds (AFS)	12,688	11,609	(96)	—	0.1 - 0.5 yrs
Euro bonds (AFS)	985	1,025	(41)	—	0.7 yrs
Notes (AFS)	9,060	3,129	(185)	—	0 - 0.7 yrs

Total	$30,048	$50,639	$(539)	$—

As of October 3, 2008 and December 28, 2007, $5.8 million and $23.9 million, respectively of our $30.0 million and $50.6 million in short-term and long-term investments, respectively, were comprised of municipal notes, preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The municipal notes are issued by various state and local municipal entities for the purpose of public projects and other activities. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan auction rate security is a state issued higher education loan which is substantially insured by the U.S. government.

Due to auction rate securities markets being disrupted, in mid-February 2008, we experienced auction failures for the first time. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments and we continue to receive contractual payments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature.

All of our auction rate securities held at October 3, 2008 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist.

During the quarter ending October 3, 2008, the financial market for debt securities started to see decreasing trading activity as investors became concerned about liquidity in financial institutions. As a result, several of our Bonds and Notes experienced a significant decline in trading volume and therefore the market for these debt securities was considered inactive as of October 3, 2008.

We estimated the fair value of our short-term and long-term investments based on prices provided by the firm managing our investments as well as our own analysis. Our estimates were based on assumptions we believe market participants would use in pricing similar assets in a current transaction, which could change significantly over time based on market conditions. Please refer to Note 4 Fair Value Measurements for more information.

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

At October 3, 2008 we had $60.8 million in cash equivalents, short-term and long-term investments that were subject to fair value measurements in accordance to SFAS No. 157.

The fair values of our investments based on the level of inputs are summarized below:

Description	Fair Value as of October 3, 2008	Level 1	Level 2	Level 3	Gains (losses)
	(In Thousands)
Money market funds	$30,752	$30,752	$—	$—	$—
Corporate bonds	12,688	—	10,700	1,988	(96)
Medium and short term notes	9,060	—	7,650	1,410	(185)
Euro bonds	984	—	—	984	(41)
Certificates of deposit	1,518	—	1,518	—	10
Auction rate securities - municipal notes	1,500	—	1,500	—	—
Auction rate securities - preferred stock	3,125	—	3,125	—	—
Auction rate securities - student loans	1,173	—	—	1,173	(227)

Total	$60,800	$30,752	$24,493	$5,555	$(539)

In measuring fair value where Level 1 inputs were available, we used a single valuation technique which valued our securities based on quoted market prices. At October 3, 2008 our money market funds were measured using Level 1 inputs and the fair value was based on daily observable trades.

In measuring fair value where Level 2 inputs were available, we used valuations performed by an independent pricing vendor utilized by our investment broker for our bonds, notes and CDs. In measuring fair value of our municipal notes and preferred stock auction rate securities (ARS), we used valuations performed by the same pricing vendor as well as a the most recent history of successful auctions where similar securities were sold in an active market and a discounted cash flow model. The discounted cash flow model took into consideration the interest being earned on these securities versus interest earned on similar securities such as Corporate and Municipal bonds. Most of the assumptions used are observable in the market place and can be derived from or are supported by observable data at which transactions were (are) executed in the market place.

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

At October 3, 2008 some of our bonds, notes and auction rate securities were measured using unobservable inputs with a fair value of $5.6 million which represented approximately six percent (6%) of total assets. The auction rate security was transferred to Level 3 during the three months ended June 27, 2008, because the pricing vendor utilized by our investment broker is no longer valuing this investment and therefore some of the inputs to measure fair value are no longer observable. Some of our debt securities were transferred to Level 3 during the three months ended October 3, 2008 due to the fact that there are currently no active markets for such securities and therefore we could no longer rely on the valuation of the pricing vendor utilized by our investment broker since the observable inputs are not obtainable. The pricing provided by our investment broker on these inactively trading debt securities were based on a very low volume of trades that were likely forced liquidations or distressed sales and were not part of orderly transactions. As a result, we recorded an impairment of $0.5 million on these investments for the nine months ended October 3, 2008 in Accumulated other comprehensive loss on the Consolidated Balance Sheet, as we believe the impairment is temporary.

Notes to Consolidated Financial Statements

(Continued)

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the nine months ended October 3, 2008:

Description	Total	Auction Rate Securities	Corp and Euro Bonds	Short-term Notes
	(In Thousands)
Beginning balance December 29, 2007	$—	$—	$—	$—

Purchases, issuances, and settlements	—	—	—	—

Transfers to Level 3	—	—	—	—

Realized/unrealized gains and (losses)
Included in earnings	—	—	—	—
Included in other comprehensive loss	—	—	—	—

Ending balance March 28, 2008	$—	$—	$—	$—

Purchases, issuances, and settlements	—	—	—	—

Transfers to Level 3	1,400	1,400	—	—

Realized/unrealized gains and (losses)
Included in earnings	—	—	—	—
Included in other comprehensive loss	(233)	(233)	—	—

Ending balance June 27, 2008	$1,167	$1,167	$—	$—

Purchases, issuances, and settlements	—	—	—	—

Transfers to Level 3	4,576	—	3,046	1,530

Realized/unrealized gains and (losses)
Included in earnings	—	—	—	—
Included in other comprehensive loss	(188)	6	(74)	(120)

Ending balance October 3, 2008	$5,555	$1,173	$2,972	$1,410

As of October 3, 2008, we classified $5.8 million of principal invested in ARS as non-current due to the fact that they had experienced failed auctions. The remaining securities with the value of $24.2 million have a maturity date of twelve months or less and therefore are classified as short-term investments on our Consolidated Balance Sheet.

We concluded that no other-than-temporary impairment losses occurred during the nine months ended October 3, 2008 as the decline in market value is due to temporary illiquidity of the investments and general market conditions. These investments continue to carry strong credit ratings, and we have the intent and ability to hold these securities until the anticipated recovery in market value occurs given our current liquidity and capital structure. We will continue to monitor these securities and may be required to record an impairment charge if the decline in fair value is determined to be other- than- temporary.

Notes to Consolidated Financial Statements

(Continued)

5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity resulting from non-owner sources. The components of our comprehensive income (loss) are as follows:

	Three months ended		Nine months ended
	October 3, 2008	September 28, 2007	October 3, 2008	September 28, 2007
	(In thousands)		(In thousands)
Net income (loss)	$550	$517	$1,389	$(11,793)
Unrealized loss on AFS investments	(286)	—	(539)	—

Comprehensive income (loss)	$264	$517	$850	$(11,793)

6. Inventory

	As of
	October 3, 2008	December 28, 2007
	(In thousands)
Work-in-process	$5,715	$3,578
Finished goods	2,585	2,652
Valuation allowance	(1,446)	(1,110)

	$6,854	$5,120

7. Property and Equipment

		As of
	Useful Life (Years)	October 3, 2008	December 28, 2007
		(In thousands)
Production and lab equipment	5	$3,991	$3,199
Computer equipment	3 - 5	1,123	1,020
Office furniture and fixtures	3	637	452
Computer software	3 - 5	787	659
Leasehold improvements	3	384	334

		6,922	5,664
Less: accumulated depreciation		(3,838)	(3,059)

		$3,084	$2,605

Notes to Consolidated Financial Statements

(Continued)

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

Nine Months Ended
October 3, 2008
(In thousands)
Balance — beginning of period	$135
Net provisions for the period	184
Costs incurred	(90)

Balance — end of period	$229

9. Intangible Assets

During the three months ended October 3, 2008, we purchased certain patents subject to amortization for $120,000 with estimated useful lives ranging from 8.8 years to 18.5 years. We allocated the total purchase price individually to each patent family based on the weighted average remaining useful life and began amortizing them using straight-line amortization method over their remaining useful lives. These amortizable intangible assets are classified under Other long-term assets on our Consolidated Balance Sheet.

The change in the carrying amount of intangible assets is as follows:

	As of October 3, 2008
	Gross carrying value	Accumulated Amortization	Net Book Value
	(In thousands)
Patents subject to amortization (8-19 years)	$120	$1	$119

Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”) requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

10. Commitments

Legal Proceedings

Our industry is marked by a significant number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights.

On March 22, 2006, Atmel Corporation filed a complaint in the United States District Court, Northern District of California, alleging that our fingerprint sensors infringe an Atmel patent. The complaint was amended on November 1, 2006 to add certain Atmel affiliates as plaintiffs, as well as an allegation we are infringing a second patent. We filed a counterclaim challenging the validity of the

Notes to Consolidated Financial Statements

(Continued)

patents and seeking a judgment of non-infringement. We also filed dispositive motions that sought findings of non-infringement, a dismissal of the case and recovery of our attorney’s fees. A hearing was held to address claim construction and summary judgment arguments of infringement made by Atmel and summary judgment arguments of non-infringement by us. On May 5, 2008, the District Court Judge denied Atmel’s Motion for Partial Summary Judgment, granted our Motion for Summary Judgment, and ruled that neither of the asserted Atmel patents were infringed by any of our accused products. We filed a motion for sanctions relating to Atmel’s discovery abuse, and on May 6, 2008, the Magistrate Judge issued an order finding that Atmel had engaged in discovery abuse, and set a briefing and hearing schedule on our application for fees. After the hearing on the fee application took place in July, a settlement in principle was made and a conditional dismissal was filed with the court. A final agreement resolving all issues related to the litigation was entered into by the parties on September 5, 2008. At the joint request of the parties, the District Court issued an Order of Dismissal with Prejudice on September 19, 2008. In connection with the settlement we received a payment of $620,000 during the quarter ended October 3, 2008 that has been recorded as a reduction in our general and administrative expenses.

On March 12, 2008, we filed a patent infringement lawsuit against Atrua Technologies, Inc. in the United States District Court, Northern District of California, alleging that Atrua’s fingerprint sensors infringe three of our patents. Two of the patents relate to fingerprint sensor packaging and the third relates to fingerprint sensor circuitry. On April 25, 2008, we amended the complaint to add allegations that Atrua’s fingerprint sensors infringe another two of our patents which relate to fingerprint circuitry. We seek monetary damages for infringement by Atrua’s fingerprint sensor products and an injunction against Atrua’s future infringement of the patents. Atrua answered the complaint on May 14, 2008 and filed counterclaims against us. The counterclaims allege infringement of an Atrua patent related to biometric imaging and various affirmative defenses. Both companies are asserting allegations related to unfair business practices. We believe that we have meritorious defenses to all of Atrua’s claims and we intend to defend our interests vigorously. A case management order was issued by the Court on July 11, 2008 and sets an initial claim construction hearing on two of our five patents in the 2nd Quarter of 2009. Following the initial claim construction by the Court, the Court will conduct a further case management conference at which the Court will decide how the case will proceed. Discovery is ongoing. It is difficult to determine under the Court’s Order when a trial may occur. Accordingly, it is difficult to estimate with any degree of probability the timing of future costs associated with this lawsuit.

In addition to these legal proceedings, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. Depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

11. Warrants

During the nine months ended October 3, 2008, warrants to purchase approximately 54,000 shares of common stock were exercised and approximately 44,000 shares of common stock were issued after the net exercise through a cashless transaction.

As of October 3, 2008, approximately 25,000 warrants to purchase shares of our common stock were outstanding and exercisable. These warrants were issued on September 25, 2000 and January 5, 2001 with an exercise price of $9.00 and will expire on September 25, 2010.

12. Stock-Based Compensation

A summary of the stock options activity for the nine months ended October 3, 2008 is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding as of December 28, 2007	3,779	$2.51
Granted	901	11.57
Forfeited	(146)	10.24
Exercised	(854)	0.85

Outstanding as of October 3, 2008	3,680	$4.80

The total intrinsic value of options exercised during the nine months ended October 3, 2008 was approximately $8,171,000.

Notes to Consolidated Financial Statements

(Continued)

During the nine months ended October 3, 2008 we granted initial restricted stock units. Restricted stock units granted under the 2007 Stock Incentive Plan are either incentive or performance based awards that will result in a payment to a participant in shares of our common stock. The incentive based awards vest as the service conditions are met while the performance based awards also have performance conditions as well as usual service conditions. The plan administrator will determine the number of shares and the conditions that must be satisfied, which typically are based on achievement of performance milestones and service conditions.

Restricted stock awards are measured at fair value based on the market price which is determined upon the closing price of our common stock on the NASDAQ Global Market on the date of the grant. We estimate expected forfeitures based on our historical experience and recognize compensation cost over a four-year vesting period on a straight-line basis.

A summary of the restricted stock activity for the nine months ended October 3, 2008 is presented below:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value per Share
Outstanding as of December 28, 2007	—	$—
Granted	165	13.72
Forfeited	(4)	13.74
Vested	—	—

Outstanding as of October 3, 2008	161	$13.71

The total unrecognized stock-based compensation for stock option and restricted stock awards granted accounted for under SFAS No. 123R was approximately $9,593,000 as of October 3, 2008. These awards had a remaining weighted-average period over which they are expected to be recognized of 3.2 years as of October 3, 2008.

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

The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values were based on estimates at the date of grant as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2008	September 28, 2007	October 3, 2008	September 28, 2007
Estimated values	$2.78	$6.16	$5.57	$5.12
Expected life (in years)	4.7	5.2	4.8	7.0
Risk free rate	3.0%	4.4%	3.1%	4.6%
Volatility	61%	62%	55%	99%
Dividend yield	0%	0%	0%	0%
Estimated forfeiture rate	8%	10%	8%	10%

For the period of January 1, 2006 through June 29, 2007, we used the simplified calculation of expected life described in the Securities and Exchange Commission Staff Accounting Bulletin 107, and we estimated our stock’s volatility based on an average of historical volatilities of the common stock of several entities with characteristics similar to us. Given our current public company status, for stock options granted after June 29, 2007, we refined our pool of peer companies that reflect characteristics similar to us taking into account industry trends, market capitalization, annual revenue, option life and option vesting terms. During the quarter ended October 3, 2008, we have introduced our common stock volatility in addition to the pool of peer companies’ in order to move towards more reliance on our volatility over time. The risk-free rate is based on U.S. Treasury securities. We estimated expected forfeitures based on our historical experience. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Notes to Consolidated Financial Statements

(Continued)

13. Recent Accounting Pronouncements

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

14. Segment Information

We currently operate in one reportable segment, the designing, marketing and selling of fingerprint sensors to the biometric and security markets. Our chief operating decision maker is the Chief Executive Officer.

15. Subsequent Event

A class action lawsuit was filed on October 9, 2008 against us and two of our senior executives in the United States District Court for the Middle District of Florida (the “Court”). The action was filed on behalf of an individual shareholder who seeks to represent a class of all persons or entities who acquired the securities of AuthenTec between April 28, 2008 and September 5, 2008. The period for members of the putative class to seek to be named lead plaintiff expires on or about December 8, 2008. We expect there will be no discovery until the Court has ruled on a motion to dismiss. Our D&O carrier has been advised and is cooperating with us in the defense of this action. We do not believe that there is any merit to this lawsuit and we intend to defend ourselves vigorously.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10Q contains statements relating to expected future results and business trends that are based upon our current estimate, expectations, and projections about the industry, and upon our beliefs, and certain assumptions we have made that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “guidance,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “prospects,” “outlook,” “forecast,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: demand for, and market acceptance of, new and existing fingerprint sensors in the PC and wireless markets, our ability to secure design wins for enterprise and consumer laptops and wireless devices, the adoption of our sensors in other applications outside of PC notebooks and wireless devices, the rate at which we increase our activity and opportunities in the wireless market, changes in product mix, the actions of existing or future competitors, and the impact of the macroeconomic trends on our served markets as well as other risks detailed from time to time in our SEC filings. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

Overview

We are a leading mixed-signal semiconductor company providing fingerprint authentication sensors and solutions to the high-volume PC, wireless device and access control markets. Since our inception in 1998, we have shipped over 41 million sensors which have been integrated into over 200 different models of laptops, desktops and PC peripherals as well as over 8 million mobile phones. We shipped over 5.3 million sensor units in the three months ended October 3, 2008, as compared to 3.9 million sensor units we shipped in the three months ended September 28, 2007.

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

We primarily sell our products to OEMs, ODMs, or contract manufacturers. Our customers’ products are complex and require significant time to define, design and ramp to volume production. Our sales cycle begins with our selling and marketing staff and application engineers engaging with our customers’ system designers and management, which is typically a multi-month, or even multi-year, process. If we are successful, a customer will decide to incorporate our solution in its product, which we refer to as a design-win. However, not all design wins will result in production revenue as the program may be cancelled for any number of reasons. Because the sales cycles for our products are long, we incur expenses to develop and sell our products, regardless of whether we achieve the design-win and well in advance of generating revenue, if any, from those expenditures. We do not have long-term purchase commitments from any of our customers, as sales of our products are generally made under individual purchase orders. However, once one of our products is incorporated into a customer’s design, it is likely to remain designed in for the life cycle of that product, although this may not always be the case for a number of reasons. We believe this to be the case because a redesign would generally be time consuming and expensive. In September 2008, we disclosed the loss of a 2009 design-in opportunity at one of our significant PC customers. We do not presently anticipate a revenue impact associated with this lost opportunity until late fiscal year 2009 or early fiscal year 2010.

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

Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products, timely introduction of new products and general economic conditions. Since September 2008, there has been a series of major disruptions in global financial markets which have negatively impacted the macroeconomic environment. We are seeing weakness in all of our served markets as our customers have reduced orders in response to concerns over consumer and business demand.

In prior downturns in our served markets, component vendors similar to us have experienced negative impacts such as an increase in cancellations of customer programs where the vendor had been awarded a design-win, intensified competition leading to acceleration of selling price declines, and customers removing or substituting features supplied by a vendor in an effort to reduce costs. Our ability to attain profitability will be affected by the impact on our revenues of weakness in our served markets and our ability to manage our expenses in response to these external factors.

Description of Our Revenue, Cost of Revenue and Expenses

Revenue. Our revenue is generated primarily from shipments of our fingerprint authentication sensors and solutions. The price of our products is based upon market and competitive conditions. Therefore, the main factors that impact our revenue are unit volumes, average selling prices, and the gain or loss of business.

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

Our gross margin has been and will continue to be affected by a variety of factors, including average selling prices of our products, product mix, warranty costs, and timing of cost reductions for outsourced manufacturing services, inventory write downs and the timing and changes in production yields. In addition, we tend to experience lower yields on the initial production release of a new product.

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

We expect that research and development expenses will continue to increase in absolute dollars in the future as we increase our investment in developing new products. Additionally, as a percentage of revenue, these costs fluctuate from one period to another.

Selling and marketing expenses. Selling and marketing expenses consist primarily of salaries and commissions for our sales and marketing personnel, independent sales representative commissions, travel, marketing communications, press releases, advertising, costs for tradeshows, marketing programs, allocated facilities expense, sales office expense, consultants and market studies, and beginning in 2006, stock-based compensation under SFAS 123(R). Additionally, as a percentage of revenue, these costs fluctuate from one period to another.

General and administrative expenses. General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit, tax compliance fees, allocated facilities expense, and, beginning in 2006, stock-based compensation under SFAS 123(R). We expect general and administrative expenses to usually increase on an absolute dollar basis to cover additional costs associated with being a public company, such as regulatory reporting requirements, compliance with the Sarbanes-Oxley Act of 2002, higher insurance premiums and investor relations, but such expenses, as a percentage of revenue, may fluctuate from one period to another.

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

Our critical accounting policies as of October 3, 2008 are consistent with those discussed in our annual report on Form 10-K for the year ended December 28, 2007 with an exception of Fair Value Measurements which became applicable to us on December 29, 2007.

Fair Value Measurements. Effective December 29, 2007, we adopted SFAS 157, Fair Value Measurements , which defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123R Share Based Payment.) SFAS 157’s valuation techniques are based on observable and unobservable inputs that are classified into level 1, 2 and 3 inputs according to various market participants’ and reporting entity’s assumptions.

In February 2008, the FASB released a FASB Staff Position, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 on our financial assets and liabilities, which are principally, comprised of cash equivalents and investments, did not have a significant impact on their fair value measurements.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	October 3, 2008	September 28, 2007	October 3, 2008	September 28, 2007
Revenue	100%	100%	100%	100%
Cost of revenue	53%	52%	52%	54%

Gross margin	47%	48%	48%	46%

Operating expenses
Research and development	25%	24%	24%	26%
Selling and marketing	15%	15%	15%	17%
General and administrative	7%	11%	10%	12%

Total operating expenses	47%	50%	49%	55%

Income (loss) from operations	0%	(2)%	(1)%	(8)%

Total other income (expense), net	3%	5%	4%	(24)%

Net Income (loss)	3%	3%	3%	(32)%

Comparison of the Three and Nine months Ended October 3, 2008 and September 28, 2007

Revenue. Our revenue was $18.4 million for the three months ended October 3, 2008 as compared to $15.1 million for the three months ended September 28, 2007, an increase of $3.3 million, or 22%. Our revenue was $52.3 million for the nine months ended October 3, 2008 as compared to $36.7 million for the nine months ended September 28, 2007, an increase of $15.6 million, or 43%. Our higher revenues, in both timeframes, were primarily due to increased shipments to customers in the PC market. The growth reflected new design-wins reaching commercial production. Revenue increase attributable to a 14 week third quarter in 2008 versus a 13 week third quarter in 2007 was $1.2 million for an 8% and 3% effect on revenue for the three months and the nine months ended October 3, 2008, respectively.

Cost of revenue and gross margin. Our cost of revenue was $9.7 million for the three months ended October 3, 2008 as compared to $7.9 million for the three months ended September 28, 2007, resulting in a gross profit of $8.7 million for the three months ended October 3, 2008 as compared to $7.2 million for the three months ended September 28, 2007, an increase of $1.5 million, or 21%. Our gross margin was 47% in the three months ended October 3, 2008 as compared to 48% in the three months ended September 28, 2007. Higher revenues contributed to the overall increase in gross profit however, manufacturing inefficiencies related to the launch of new product contributed to decline in gross margin.

Our cost of revenue was $27.1 million for the nine months ended October 3, 2008 as compared to $19.7 million for the nine months ended September 28, 2007, resulting in a gross profit of $25.3 million for the nine months ended October 3, 2008 and $17.0 million for the nine months ended September 28, 2007, an increase of $8.3 million, or 49%. Our gross margin was 48% in the nine months ended October 3, 2008 as compared to 46% in the nine months ended September 28, 2007. The increase in gross margin through the third quarter of 2008 was driven by favorable product mix and lower manufacturing costs.

Research and development expenses. Research and development expenses were $4.6 million for the three months ended October 3, 2008 as compared to $3.5 million for the three months ended September 28, 2007, an increase of $1.1 million, or 31%. Research and development expenses were 25% and 24% of revenue for the three months ended October 3, 2008 and September 28, 2007, respectively. The increase in the third quarter of 2008 was due to $0.7 million higher compensation costs, including stock-based compensation, incentives and hiring costs, resulting from the growth in the number of research and development personnel, $0.3 million of additional outside contractor spending and $0.1 million higher facilities costs due to our renting additional space.

Research and development expenses were $12.9 million for the nine months ended October 3, 2008 and $9.3 million for the nine months ended September 28, 2007, an increase of $3.6 million, or 39%. The increase in the first three quarters of 2008 was primarily due to $1.9 million higher compensation costs, including stock-based compensation, incentives and hiring costs, resulting from the growth in the number of research and development personnel related to expanded research and development initiatives, $1.0 million increase attributable to additional contract labor and consulting services, $0.3 million related to the purchase of research and development software and $0.3 million higher facilities costs which are related to additional space. Travel costs increased by $0.2 million while direct material spending for silicon development decreased by $0.1 million.

Selling and marketing expenses. Selling and marketing expenses were $2.7 million for the three months ended October 3, 2008 as compared to $2.3 million for the three months ended September 28, 2007, an increase of $0.4 million, or 17%. Selling and marketing expenses were 15% of revenue for the three months ended October 3, 2008 and September 28, 2007. The increase in selling and marketing expenses in the third quarter of 2008 resulted from higher compensation costs, including stock-based compensation, incentives and hiring costs related to the growth in the number of personnel.

Selling and marketing expenses were $7.8 million for the nine months ended October 3, 2008 and $6.4 million for the nine months ended September 28, 2007, an increase of $1.4 million, or 22%. The increase in selling and marketing expenses during the first three quarters of 2008 was primarily attributed to $1.2 million higher compensation costs, including stock-based compensation, incentives and hiring costs resulting from the growth in the number of personnel, $0.1 million increase in travel expenses and $0.1 million higher sales commissions as a result of revenue growth.

General and administrative expenses. General and administrative expenses were $1.4 million for the three months ended October 3, 2008 as compared to $1.6 million for the three months ended September 28, 2007, a decrease of $0.2 million, or 13%. General and administrative expenses were 8% and 11% of revenue for the three months ended October 3, 2008 and September 28, 2007, respectively. The decrease in the three months ended October 3, 2008 was primarily attributable to the receipt of a $0.6 million litigation related settlement and slightly offset by litigation expense, higher audit and Sarbanes-Oxley related compliance fees.

General and administrative expenses were $5.1 million for the nine months ended October 3, 2008 as compared to $4.3 million for the nine months ended September 28, 2007, an increase of $0.8 million, or 19%. The increase in general and administrative expenses during the first three quarters of 2008 was driven by $0.5 million increase in outside services mostly attributable to audit and Sarbanes-Oxley related compliance fees as well as $0.2 million in higher compensation expenses, including stock-based compensation. A litigation related settlement of $0.6 million received in the third quarter of 2008 was recorded to offset litigation related legal fees incurred during the nine months ended October 3, 2008.

Other income (expense), net. Other income (expense), net decreased by $0.3 million to a net other income of $0.6 million for the three months ended October 3, 2008 due to lower interest earned on investments.

Other income (expense), net increased $10.6 million to a net other income of $1.9 million for the nine months ended October 3, 2008 from a net other expense of $8.7 million for the nine months ended September 28, 2007. The increase in other income (expense) during the first three quarters of 2008 was primarily due to a decrease in warrant revaluation expense recognized in accordance with FSP 150-5 and an increase in interest income from our investments.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations, the issuance and sale of our common and preferred stock and secured convertible debt. Our cash, cash equivalents and investments were $67.8 million as of October 3, 2008, an increase of $1.4 million from December 28, 2007. The increase in our cash, cash equivalents and investments as of October 3, 2008 was primarily attributable to the cash generated by operations.

	Nine Months Ended
	October 3, 2008	September 28, 2007
	(In thousands)
Consolidated statement of cash flows data:
Purchase of property and equipment	$(1,258)	$(1,850)
Cash flows from operating activities	2,944	(1,838)
Cash flows from investing activities	18,463	(41,246)
Cash flows from financing activities	600	64,477

Operating activities. Net cash provided by operating activities was $2.9 million in the nine months ended October 3, 2008, primarily due to net income for the period, partially offset by an increase in accounts receivable due to higher revenue and the timing of shipments as well as an increase in inventory to accommodate increasing product demand.

Investing activities. Net cash provided by investing activities was $18.5 million in the nine months ended October 3, 2008, due to a change in investment strategy whereby proceeds of maturing investments are being reinvested in money market funds.

Financing Activities. Net cash provided by our financing activities was $0.6 million in the nine months ended October 3, 2008, due primarily to the proceeds received from exercise of stock options.

We believe our $62.0 million of cash and cash equivalents and short term investments at October 3, 2008 as well as expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months.

Our investment policies are designed to appropriately balance the tradeoff between the preservation of capital and return. As of October 3, 2008, our investment portfolio consisted primarily of fixed-income securities with the weighted average maturity of less than twelve months. We utilize investment vehicles such as money market funds, certificates of deposit, auction rate securities, notes and bonds.

As of October 3, 2008, $5.8 million of our $30.0 million in short-term and long term investments were comprised of municipal notes, preferred stock investments and a student loan backed security with an auction reset feature (“auction rate securities”). The municipal notes are issued by various state and local municipal entities for the purpose of public projects and other activities. All of the municipal notes carry AA credit ratings or above. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. All of the preferred stock investments carry AAA credit ratings. The student loan auction rate security is a state issued higher education loan which is substantially insured by the U.S. government.

Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 28 or 35 days. In mid- February 2008 the auction rate securities markets became disrupted and we experienced auction failures for the first time. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited. These developments resulted in the classification of these securities as long-term investments in our consolidated financial statements at October 3, 2008. Furthermore, during the three months ended June 27, 2008, one of our auction rate securities was no longer valued by the pricing vendor utilized by our investment broker and therefore was measured using unobservable inputs. We measured the fair value of this auction rate security using a discounted cash flow model and applied a discount rate of AAA rated corporate bonds with a two year maturity further discounted to incorporate lack of liquidity in the student loan ARS market. As a result of this valuation, we recorded a temporary impairment charge of $0.2 million on this investment. There was no change in the impairment amount during the three months ended October 3, 2008.

During the quarter ending October 3, 2008, the financial market for debt securities started to see decreasing trading activity as investors became concerned about liquidity in financial institutions. As a result, several of our Bonds and Notes which were issued by financial institutions experienced a significant decline in trading volume and the market for these specific debt securities was considered inactive as of October 3, 2008. These debt securities were transferred to Level 3 during the three months ended October 3, 2008 due to the fact that there are currently no active markets for such securities and therefore we could no longer rely on the valuation of the pricing vendor utilized by our investment broker since the observable inputs are not obtainable. The pricing provided by our investment broker on these inactively trading debt securities were based on a very low volume of trades that were likely forced liquidations or distressed sales and were not part of orderly transactions. We measured the fair value of these securities using a discounted cash flow model that incorporated discount rates of corporate bonds with similar credit ratings adjusted for our estimate of default risk and spread premiums for the specific issuers. As a result of this valuation, we recorded a temporary impairment charge of $0.2 million on these investments. We believe that the impairments we recorded are temporary and we will be able to liquidate our auction rate securities and debt securities without significant loss. We currently have the ability and intent to hold the remaining $5.8 million of auction rate securities and $4.3 million of inactively traded debt securities until market stability is restored with respect to these securities. We believe that, even if we hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and short-term investments will be sufficient to support our projected operating requirements over the next twelve months. Our long-term future capital requirements will depend on many factors, including our level of revenue, the timing and extent of spending to support our research and development efforts, the expansion of selling and marketing activities, acquisitions, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing. These additional funds may not be available on terms acceptable to us or at all.

Contractual Obligations

On March 3, 2008, we have entered into a five (5) year operating lease agreement with Rialto, LLC related to extending the existing lease and providing for additional office space at 100 Rialto Place, Melbourne, FL, commencing September 1, 2008. Under this agreement, our rent expense will amount to approximately $60,000 per month.

There were no other significant changes during the nine months ended October 3, 2008 in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 28, 2007, as described in our Annual Report on Form 10-K, filed February 29, 2008.

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

Interest rate risk. We had cash, cash equivalents and investments of $67.8 million as of October 3, 2008, which were held for working capital and strategic purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk and reduce exposure, we maintain our portfolio of cash equivalents and short-term and long-term investments in investment grade securities that are primarily of a conservative nature. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations.

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

At October 3, 2008 we held $5.8 million in auction rate securities and $4.3 million of inactively traded debt securities. The rate of interest paid on the auction rate securities is determined at auctions held at pre-determined intervals, usually every seven, 28 or 35 days. If sufficient clearing bids are not made in a particular auction, that can result in the inability to liquidate the asset-backed securities in the auction. All of our auction rate securities held as of October 3, 2008 had experienced failed auctions. There can be no assurance that auctions on the auction rate securities in our investment portfolio will succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may decline even further and we may record other than temporary impairment charges. Also, the credit ratings and the market for debt securities may continue to worsen which may require us to record other than temporary impairment charges. For more information on fair value assumptions please see Note 4, “Fair Value Measurements”, of the financial statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of October 3, 2008 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended October 3, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On March 22, 2006, Atmel Corporation filed a complaint in the United States District Court, Northern District of California, alleging that our fingerprint sensors infringe an Atmel patent. The complaint was amended on November 1, 2006 to add certain Atmel affiliates as plaintiffs, as well as an allegation we are infringing a second patent. We filed a counterclaim challenging the validity of the patents and seeking a judgment of non-infringement. We also filed dispositive motions that sought findings of non-infringement, a dismissal of the case and recovery of our attorney’s fees. A hearing was held to address claim construction and summary judgment arguments of infringement made by Atmel and summary judgment arguments of non-infringement by us. On May 5, 2008, the District

Court Judge denied Atmel’s Motion for Partial Summary Judgment, granted our Motion for Summary Judgment, and ruled that neither of the asserted Atmel patents were infringed by any of our accused products. We filed a motion for sanctions relating to Atmel’s discovery abuse, and on May 6, 2008, the Magistrate Judge issued an order finding that Atmel had engaged in discovery abuse, and set a briefing and hearing schedule on our application for fees. After the hearing on the fee application took place in July, a settlement in principle was made and a conditional dismissal was filed with the court. A final agreement resolving all issues related to the litigation was entered into by the parties on September 5, 2008. At the joint request of the parties, the District Court issued an Order of Dismissal with Prejudice on September 19, 2008.

On March 12, 2008, we filed a patent infringement lawsuit against Atrua Technologies, Inc. in the United States District Court, Northern District of California, alleging that Atrua’s fingerprint sensors infringe three of our patents. Two of the patents relate to fingerprint sensor packaging and the third relates to fingerprint sensor circuitry. On April 25, 2008, we amended the complaint to add allegations that Atrua’s fingerprint sensors infringe another two of our patents which relate to fingerprint circuitry. We seek monetary damages for infringement by Atrua’s fingerprint sensor products and an injunction against Atrua’s future infringement of the patents. Atrua answered the complaint on May 14, 2008 and filed counterclaims against us. The counterclaims allege infringement of an Atrua patent related to biometric imaging and various affirmative defenses. Both companies are asserting allegations related to unfair business practices. We believe that we have meritorious defenses to all of Atrua’s claims and we intend to defend our interests vigorously. A case management order was issued by the Court on July 11, 2008 and sets an initial claim construction hearing on two of our five patents in the 2nd Quarter of 2009. Following the initial claim construction by the Court, the Court will conduct a further case management conference at which the Court will decide how the case will proceed. Discovery is ongoing. It is difficult to determine under the Court’s Order when a trial may occur. Accordingly, it is difficult to estimate with any degree of probability the timing of future costs associated with this lawsuit.

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

A relatively small number of end customers account for a significant portion of our revenue in any particular period. As an example, in fiscal 2007, Hewlett-Packard Company and Fujitsu Ltd., either directly or through their suppliers, accounted for 48.7% and 22.7%, respectively, of our revenue in 2007. Our top five end customers accounted for 84.7% of our revenue in fiscal 2007 and 80.7% of our revenue in fiscal 2006. Although the customers may change, we expect that our history of high end customer concentration and attendant risk will continue in future periods. The loss of any significant end customer will limit our ability to sustain and grow our revenue.

In September 2008, we disclosed the loss of a 2009 design-in opportunity at one of our significant PC customers. We do not anticipate a revenue impact associated with this lost opportunity until late fiscal year 2009 or early fiscal year 2010.

Our investments in auction rate securities and corporate bonds and notes are subject to risks that may cause losses and have a material adverse effect on our liquidity.

As of October 3, 2008, $5.8 million of our long-term investments were comprised of municipal notes, preferred stock investments and a student loan with auction reset features (“auction rate securities”). The municipal notes are issued by various state and local municipal entities for the purpose of public projects and other activities. All of the municipal notes carry AA credit ratings or above. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. All of the preferred stock investments carry AAA credit ratings. The student loan auction rate security is a state issued higher education loan which is substantially insured by the U.S. government. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 28 or 35 days.

Recently, auctions for most of the auction rate securities held at October 3, 2008 have failed and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will continue to succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited. At October 3, 2008, these securities have been classified as long-term investments in our consolidated financial statements.

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

During the quarter ending October 3, 2008, the financial market for debt securities started to see decreasing trading activity as investors became concerned about liquidity in financial institutions. As a result, several of our Bonds and Notes which were issued by financial institutions experienced a significant decline in trading volume and the market for these specific debt securities was considered inactive as of October 3, 2008. These debt securities were transferred to Level 3 during the three months ended October 3, 2008 due to the fact that there are currently no active markets for such securities and therefore we could no longer rely on the valuation of the pricing vendor utilized by our investment broker since the observable inputs are not obtainable. The pricing provided by our investment broker on these inactively trading debt securities were based on a very low volume of trades that were likely forced liquidations or distressed sales and were not part of orderly transactions. We measured the fair value of these securities using a discounted cash flow model that incorporated discount rates of corporate bonds with similar credit ratings adjusted for our estimate of default risk and spread premiums for the specific issuers. As a result of this valuation, we recorded a temporary impairment charge of $0.2 million on these investments. The credit ratings and the market for debt securities may continue to deteriorate which may require us to record other than temporary impairment charges.

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

Further, the trading prices of technology company securities in general have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Factors, in addition to those outlined elsewhere in this quarterly report on Form 10-Q and our annual report on Form 10-K filed February 29, 2008, that may affect the trading price of our common stock include:

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

In addition, the stock market in general, and the Nasdaq Global Market in particular, have experienced substantial price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of certain companies’ securities, securities class-action litigation has been instituted against these companies. As described elsewhere in this report, such litigation has recently been commenced against us. Although we believe that this litigation is without merit, and although the majority of our litigation expenses will be covered by insurance, the pendency of this litigation could adversely affect our business and results of operations.

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

DATE: November 7, 2008