Form 10-K
period 2009-01-02
AUTHENTEC INC
filed 2009-03-18
CIK 1138830

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33552

AuthenTec, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	59-3521332
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Rialto Place, Suite 100, Melbourne, Florida	32901
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (321) 308-1300

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	Nasdaq Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the NASDAQ Global Market closing price on June 27, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $239,974,000.

The number of shares of the registrant’s common stock outstanding as of March 18, 2009 was 28,617,663. Documents Incorporated By Reference: Certain sections of AuthenTec, Inc.’s definitive Proxy Statement for use in connection with its 2009 annual meeting of stockholders, to be filed subsequently, are incorporated by reference into Part II and Part III of this Form 10-K Report where indicated.

AUTHENTEC, INC.

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10K contains statements relating to expected future results and business trends that are based upon our current estimate, expectations, and projections about the industry, and upon our beliefs, and certain assumptions we have made that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “guidance,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “prospects,” “outlook,” “forecast,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: the timely introduction of new products, demand for, and market acceptance of, new and existing fingerprint sensors in the PC and wireless markets, our ability to secure design wins and these design wins leading to future production, the adoption of our sensors in other applications outside of PC notebooks and wireless devices, the rate at which we increase our activity and opportunities in the wireless market, changes in product mix, the actions of existing or future competitors, the impact of litigation and the impact of the macroeconomic trends on our served markets as well as other risks detailed from time to time in our SEC filings. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Company Overview

We are a leading mixed-signal semiconductor company providing fingerprint authentication sensors and solutions to the PC, wireless device and other markets. Over the past several years, the fingerprint sensor market has experienced growth driven by the proliferation of mobile computing and wireless communication devices. These devices store an increasing amount of sensitive and valuable personal and corporate data, yet are highly vulnerable to loss, theft, intrusion and fraud. In light of these vulnerabilities, the enhanced security features provided by our solutions have become increasingly important. We believe our products, which are based on our patented TruePrint technology, are the most accurate, reliable, cost-effective, easy to use and versatile products commercially available today. Unlike most competing sensor technologies which read the skin’s surface layer, our TruePrint technology is capable of obtaining high-density images from fingers under virtually any condition by reading the live layer below the skin’s surface.

Since our inception in 1998, we have shipped over 44 million sensors which have been integrated into over 250 different models of laptops, desktops and PC peripherals as well as over 9 million mobile phones. In response to increased demand, we shipped over 17.7 million sensor units in 2008, a 39% increase over the 12.7 million sensor units we shipped in 2007. Correspondingly, our revenue increased over the same period from $52.3 million in 2007 to $63.9 million in 2008, a 22% increase. In the fourth quarter of 2008, we experienced a sequential decline in revenue, as compared to the third quarter 2008, as customer demand was impacted by weakening macroeconomic conditions. We expect the weakened macroeconomic conditions to continue in 2009, which will adversely impact our revenue.

In the last two years, we generated revenue from approximately 50 customers, including some of the world’s leading PC and wireless device manufacturers and their suppliers. These companies have included Acer, Inc., ASUSTeK Computer, Inc., Dell Inc., Fujitsu Ltd., Hewlett-Packard Company, High Tech Computer Corp., Lenovo Group Limited, LG Electronics Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation.

We believe we are well positioned to benefit from the continuous drive of our customers to add features to, and enhance the functionality of, their products including the demand for integrated and convenient security solutions. Our research, development and marketing efforts are focused on the following markets which are characterized by significant unit volumes:

•	PCs: laptops, desktops and PC peripheral products, such as memory keys, hard drives, keyboards, mice and other devices; and

•	Wireless devices: cellular phones and other wireless communication devices, including personal digital assistants, or PDAs

Since 2004, the use of fingerprint sensors has been embraced by customers worldwide. Our sensors are used to secure the PC and data stored on it, as well as, to replace passwords used to access networks or websites. We estimate that approximately 15-20% of laptops shipped in 2008 contained an integrated fingerprint sensor. After growing rapidly, we believe attach rates in 2008 were consistent with 2007 as a result of the macro-economic slowdown and higher growth in sales of lower-cost laptops with fewer features.

Wireless device manufacturers in certain countries, particularly in Japan, have incorporated our sensors into their products in order to support security, M-commerce applications and touch control (navigation) features. M-commerce is the use of a wireless device for personal financial transactions including credit or debit transactions. In addition, wireless device customers are leveraging the capabilities of our sensors for touch-based navigation and for securing contact lists, photos, documents, and other stored files.

Our TruePrint technology uses radio-frequency, or RF, signals to read below the skin’s outer surface layer to the live layer of skin. TruePrint produces high-quality, high-density fingerprint images from which large amounts of information can then be extracted to uniquely identify the individual. We believe TruePrint enables our solutions to work for the largest number of possible end users under the widest variety of conditions . This technology also allows us to build sensors that use less silicon than competing silicon-based technologies, making our solution well suited for our target markets where small form factor and cost are critical determinants. Our TrueMatch matching algorithms and TrueFinger anti-spoofing technologies use this information to rapidly identify an individual in a highly accurate and secure fashion. We also offer device level software, documentation and applications support as an integrated and bundled solution, thus making it easier for our customers to integrate our products into their own.

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

Our headquarters is located in Melbourne, Florida, and we have development centers in Melbourne, Florida and Shanghai, China. We also have sales and application engineering offices in several locations throughout the United States, Europe and Asia to service our global customer base. We had 130 full-time employees world wide as of January 2, 2009, of which over 80% were in research and development, and selling and marketing.

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

Effective identification and authentication systems controlling access to sensitive information are critical to the safety and integrity of data, transactions and communications. Security breaches and frauds resulting from failures in authentication and identification systems can cause economic harm for individuals and corporations and has become a chief concern for businesses and consumers alike. Today, the primary method of protecting and securing electronic information is through the use of passwords. The average person must remember multiple passwords and regularly uses common identifiers such as maiden names and birthdays as passwords. These types of passwords are not foolproof and can be relatively easy to copy, lose, forget or have stolen. As a result of poor computer security and the proliferation of mobile electronic devices used to store large amounts of information, including databases of customer profiles with personally identifiable information, the potential for a corporate data breach that results in consumer identity theft is increasing. According to PrivacyRights.org, over 246 million personal information records were reported as compromised due to data device loss, theft, or hacking from January 2005 through December 2008. In addition, the lost business of disconcerted customers, escalating legal and PR expenses, and other costs associated with breaches are costing companies millions of dollars each year. Recent research conducted by the Ponemon Institute found the cost of a data breach averaging $197 per record compromised, or an average total of over $6 million per breach. For the third year, research by The Ponemon Institute revealed the average cost of a data breach continued to rise, growing 43% since 2005.

Our Target Markets

To respond to a more electronically oriented and mobile society, we expect that our customers will increasingly demand security and authentication technologies that provide their end users with confidence that their sensitive personal and corporate information will not be compromised. To achieve this goal, we believe device manufacturers will require the integration of fingerprint sensor technologies into their products that are low-cost, reliable, accurate, fast, convenient, small in size and capable of reading fingerprints under virtually any condition. Our target markets include:

•

PCs. The PC market, particularly laptops , currently represents the largest market segment using fingerprint sensors. Demand for our PC products is being driven by the need for increased security to protect personal and corporate data stored on the PC and the networks to which it connects, and by the convenience of replacing logins and passwords with the simple swipe of a finger. According to IDC, a leading market research and analysis firm, approximately 143 million laptops were shipped worldwide in 2008. Of this amount, we believe approximately 15-20% of laptops had an integrated fingerprint sensor, consistent with attach rates in 2007. Weakening macroeconomic conditions have accelerated the growth in sales of lower-cost laptops, including netbooks. Lower-cost laptops have typically not included a fingerprint sensor as a standard feature, as compared to more expensive and feature-rich laptops. We are taking certain actions including development of new lower-cost products to attempt to increase penetration of the lower-cost laptop market.

Although the adoption of fingerprint sensors has been somewhat limited in desktop PCs and PC peripherals, these additional markets represent significant opportunities for our products. We estimate that these two markets represent over 500 million units shipped in 2008.

•

Wireless Devices. We believe the integration of fingerprint sensors into wireless devices is in its early stages and will accelerate consistent with the adoption rates of other wireless device features that first found acceptance in the Japanese market such as camera functionality, internet access and mobile television. According to IDC, the worldwide mobile phone market grew from 1.14 billion units shipped in 2007 to 1.17 billion units shipped in 2008. The segment of the mobile phone market with the largest attach rate of fingerprint sensors – smart phones – grew 23% in unit shipments from 2007, clearly outpacing the rest of the industry according to IDC. We believe the demand for our products will grow as mobile phone manufacturers and mobile phone users discover the multi-functional benefits of our fingerprint sensors, beyond the convenient security they provide. More mobile phone manufacturers are leveraging the personalization features of our sensors, which associate different phone functions and applications with different fingers, and the touch-powered navigation features offered by our products.

In addition to these target markets, our products are used in physical access control products, including door locks, smart cards, and other devices.

Biometrics Market Background

Biometrics is the process of gathering and processing a certain set of physical or behavioral characteristics in order to identify an individual. Government and law enforcement agencies were the first to develop and adopt biometric technologies with a focus on fingerprint biometrics. In the United States, law enforcement agencies have long used both manual and electronic methods for collecting and comparing fingerprints. Other countries have similar systems which have been used for a variety of purposes from criminal background checks to voter registration. Today, there are several types of biometric alternatives including fingerprint, iris scan, voice authentication, retina scan, hand geometry and facial scan. These alternatives provide varying levels of identification and authentication success. For example, iris scan and retina scan technologies have been adopted, but are generally expensive and require a significant amount of equipment to deploy the solution. As a result, these technologies are being used on a limited basis, and primarily in lower volume governmental, law enforcement or physical access control applications. Other biometric alternatives, such as facial recognition, have proven to be inexpensive but vulnerable to spoofing or hacking. Some laptop PC models offer facial recognition technology by using the integrated PC webcam to record an image of the face of a PC user and compare it to the previously enrolled image for authentication purposes.

The International Biometrics Group (IBG) estimates that global biometric revenue will grow from approximately $3.42 billion in 2009 to $9.37 billion in 2014, driven in part by government identity management and border management programs. Fingerprinting is expected to gain 46% of the non-Automated Fingerprint Identification System (non-AFIS) biometrics market in 2009, followed by face recognition at 19% and iris recognition at 8%.

Fingerprint Biometrics Market

        In the 1990s, electronic fingerprint scanners were developed to replace ink and paper-based systems and primarily used optical technologies to image the patterns on the surface of the finger and convert those patterns into images of the fingerprint. These technologies were sometimes not able to acquire useful data from people with imperfections in their finger skin such as dry, thickly callused or worn smooth fingerprints. The cost, size and performance issues associated with these early technologies gave rise to semiconductor-based sensors as companies began to explore the commercial application of fingerprint authentication. In addition to our TruePrint technology, there are now several types of semiconductor-based fingerprint technologies in the market, such as DC and RF capacitive. However, we believe these other technologies are limited by their reliance on reading the surface of the finger. Although generally lower in cost and smaller in size than the predecessor optical fingerprint scanners, these competitive sensor technologies often suffer the same surface-related performance issues.

The silicon fingerprint sensor market is a sub-segment of the global fingerprint biometrics market and includes sensors based on various technologies of varying capabilities, size and cost. Over the past several years, the fingerprint sensor market has experienced growth driven by the proliferation of mobile computing and wireless communication devices. With the recent macroeconomic downturn, we are experiencing a retraction in this market. We believe that by offering the right products and with an improvement in the macroeconomic conditions, this market will return to growth. According to a report from Frost & Sullivan, published in September 2008, the worldwide market for non-AFIS fingerprint sensors in notebook PCs and the wireless devices was valued at $148.5 million in 2007 and is expected to reach $1.59 billion by 2014.

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

Our Competitive Strengths

We believe the following competitive strengths will enable us to maintain a leading position in the fingerprint biometric market:

Proprietary and Proven Advanced Technology Platform. While other fingerprint technologies generally read only the surface layer of the skin, our patented TruePrint technology is able to read the live layer of skin below the skin’s outer surface. By reading the live layer, we are able to produce a high density and accurate image of the skin under virtually any condition regardless of changing environments and finger conditions. Our TrueMatch matching algorithms use these higher quality images to accurately and securely match the user, a process which we believe is one of the most accurate and secure matching capabilities available in the market today. Our proprietary technologies are protected by 47 issued U.S. patents and 27 U.S. patent applications.

Low-Cost Advantage. As a result of our TruePrint and TrueMatch technologies, we believe our sensors use less silicon as compared to other commercially available semiconductor-based solutions. We believe this provides us with a cost advantage over our competitors. We operate a fabless manufacturing model and utilize standard, high volume fabrication processes, allowing us to take full advantage of the cost reduction and yield enhancements associated with these processes.

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

Strong Relationships With Leading Global PC and Wireless Device Manufacturers. We have developed collaborative relationships with leading customers worldwide. These relationships enable us to work with our customers and tailor our solutions to fit into their research and development efforts. We have support offices in North America, Europe and Asia to provide our global customers with convenient local sales and technical support.

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

Our Growth Strategy

We intend to maintain and extend our leadership in the fingerprint sensor market by pursuing the following strategies:

Increase Penetration of the Lower-cost PC Market. The global macroeconomic downturn has accelerated the growth in sales of lower-cost PCs, including netbooks. According to IDC, the netbook portion of the PC market grew to 10 million units in 2008 and is expected to double in 2009. The fingerprint sensor attach rate in lower-cost PCs is lower relative to more expensive, feature rich models. To increase penetration of the lower-cost PC market, we are focusing development efforts on lower cost fingerprint sensors and client application software tailored for use in this growing portion of the PC market

Increase Penetration of the Wireless Market. The adoption of fingerprint sensors in wireless products has been somewhat limited outside of Japan. We believe that market growth in smart phones that are capable of storing more personal and business information are helping to drive increased global demand for more convenient security. Beyond security, we are expanding our multi-functional capabilities of our sensors and promoting other Power of Touch features such as personalization and navigation. In addition, we are focused on improving the durability and aesthetics of our sensors for wireless devices though continued development of our new TouchStone packaging.

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

Pursue Selective Acquisitions of Complementary Technologies or Companies. We intend to evaluate and potentially make acquisitions of technologies and products that are complementary to our product portfolio. Our semiconductor solution is based on highly advanced technology, and we believe we are capable of integrating certain ancillary technologies into our solution in order to broaden our product portfolio functionality and accelerate growth and entry into new markets. In early 2008, we acquired a software product suite to use as a foundation for the development of our TrueSuite PC client application, which we believe will improve the ease of use of PCs equipped with our fingerprint sensors.

Continue to Maintain Low–Cost Leadership. We believe we currently offer one of the smallest commercially available fingerprint sensors at the lowest cost in the industry. We believe this is a critical attribute for our current customers and will help enable further proliferation of our fingerprint sensors into products in other markets. Our management and engineering teams have significant experience reducing product costs. We intend to preserve our low-cost advantages by seeking to improve our design process and packaging techniques, integrating additional functionality into our existing solutions and leveraging our fabless manufacturing model as our shipments increase.

Products

We design, develop and sell mixed-signal fingerprint sensor semiconductors primarily used in the PC and wireless device markets. We offer a broad range of fingerprint sensors that enable users to securely and easily access and control multiple functions on an electronic device by touching or sliding their finger across the sensor. Our fingerprint sensors utilize unique information in fingerprints to verify both the identity of the individual as well as the unique, individual fingers on the same person. Our solutions capture an image of the fingerprint, extract unique information from it and save it as a template, a mathematical representation of the fingerprint image. Subsequently, the information is compared to that from a future template to determine if it is the same finger.

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

Our products are used in a wide range of PC products and related peripherals including laptops, desktops, memory keys, hard drives, keyboards, mice and other devices. Our products have also been integrated into a number of wireless devices including mobile phones, PDAs and personal navigation devices (PNDs) as well as access control devices such as door locks, time and attendance devices and remote wireless entry keys.

We offer a complete client-level solution to our customers including the sensors, matching algorithms and device level software (device drivers, algorithms and applications programming interfaces) and PC client applications, along with a complete set of documentation and application support. In addition to internally developed software included in our products, we support third-party software vendors whose products interact with our sensor products.

We currently provide fingerprint sensor products to three major markets:

PCs – The AES4000, AES3400, AES2501, AES1610 and AES2810 series of touch and swipe sensors are designed for integration into laptops, desktops and PC peripherals. These devices enable both security and convenience features and can be found in products sold into the business and consumer markets.

In 2008, we released the AES2810, which we believe offers highly secure biometric PC user authentication. This match-on-sensor delivers a high level of security at the price of a single-chip solution. The AES2810 features hardware that permits users to store and retrieve a variety of credentials and personal information while protecting such sensitive information in two important ways: the user fingerprint data is encrypted “over the wire” and the user’s credentials are stored and retrieved from encrypted hardware storage.

In 2009, we expect to introduce a new, small and lower cost sensor for the PC market, codenamed “Marcy,” tailored for the growing portion of the lower-cost laptop market, including netbooks.

Wireless Devices – Our AES2510, AES1510, AES1710 and AES1711 families of swipe sensors are designed for integration into mobile phones and other wireless communications devices. These devices enable both security and a variety of convenience features used today worldwide in full featured mobile phones.

In 2008, we released the AES1711, which improves the power consumption associated with the touch–to-wake feature of the sensor, improving handset standby time requirements and maximizing battery charging cycles. Additionally, the AES1711 provides dual voltage I/O operation for use in lower-cost handsets. This sensor also has a highly durable coating to enhance its robustness in outside-the-case applications.

During 2009, we expect to introduce a new sensor for the wireless market, codenamed “Rogers,” which is designed to be a lower-cost, lower-power device that leverages the advantages for our new TouchStone packaging. We expect our TouchStone packaging to provide improved sensor durability and multiple color options for the customer.

Access Control – Our AFS2 and AFS8600 series of sensors are designed for integration into a wide range of access control applications including physical access control systems and time and attendance devices. These touch sensors can be used in applications that provide secure physical access control in corporate and home environments.

Technology

Fingerprint biometrics use unique information in fingerprints to verify the identity of individuals. Fingerprint sensors and the associated solutions capture an image of the fingerprint, extract unique information from it and save it as a template. A template is a mathematical representation of the unique information extracted. Subsequently, the template information is compared to that from a future image to determine if it is the same finger. Typical fingerprint sensors observe or interact with the surface of a finger to form an image of the fingerprint. Such methods can be sensitive to finger wear, damage and contamination of the skin surface, resulting in interference that degrades the quality and amount of information that can be used for verification. The performance of these systems thus varies according to the condition of individual fingers, which can be affected by factors such as occupation, age, ethnicity, contamination and climate. Certain technologies can create a poor user experience as the system cannot obtain enough information for adequate verification, resulting in the user being incorrectly and inconveniently rejected. Alternatively, certain technologies can result in poor security as the system has less information to use, thereby increasing the probability that an imposter could be falsely verified.

Our sensors are based on our proprietary, core technologies and are supported by software components from the driver framework to the client application software.

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

TrueMatch. Once captured, the digital fingerprint image from TruePrint is analyzed by our TrueMatch technology. TrueMatch is our patented algorithm technology for extracting and matching unique information from a fingerprint. The technology typically runs in software on the host processor attached to the fingerprint reader. The combination of TruePrint and TrueMatch technologies allows us to acquire a large amount of unique information from a very small area of the finger enabling us to significantly reduce the surface area and hence the silicon cost of our products. Unlike many alternative algorithms, which often use minutiae data and require larger images to perform acceptably, TrueMatch uses a combination of global and local features in the fingerprint image to maximize the information density. TrueMatch also incorporates patented compositing techniques to build a fingerprint template over time that is physically larger than a single image obtained from the sensor. This is essential for the convenient operation of a small sensor and eliminates the need for the user to accurately position a finger in the same place each time. Compositing also allows the template to be dynamically updated with new information during normal use, thus improving ease of use over time. TruePrint’s high quality images and TrueMatch’s high accuracy algorithms have allowed us to develop one of the smallest fingerprint sensors commercially available.

TrueFinger. TrueFinger dynamically adapts the TrueMatch circuits to measure certain properties of finger skin placed on the sensor while the finger is being scanned. These properties are used to help differentiate between real fingers and fake fingers, often referred to as anti-spoofing. TrueFinger converts the properties of the skin into digital data which are then sent to the host computer for analysis by TrueMatch. TrueMatch compares the data with expected properties to ensure fingerprint authentication.

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

TouchStone. Unlike most semiconductor integrated circuit products, our fingerprint sensors are visible in consumer devices and must be designed to account for durability, ergonomic and aesthetic requirements. TouchStone is a highly durable, thin profile fingerprint sensor packaging technology which expands aesthetic and product integration options for makers of cell phones, laptops, and other consumer electronics. TouchStone enables a new class of fingerprint sensors that combine all the features of our patented TruePrint technology with thin, durable, easy to integrate, waterproof packaging for today’s stylistic cell phone designs.

Selling and Marketing

We sell our products worldwide through multiple channels, including our international direct sales force and our network of independent sales representatives and distributors. Each of these sales channels is supported by our customer service and marketing organizations. We have customer service personnel in Melbourne, Florida and Taiwan. Our sales and application engineering offices are in the United States, Germany, Taiwan, China, South Korea and Japan. We will expand our sales and technical support capabilities in key regions as necessary.

Our sales organization engages directly with all major customers and is instrumental to the design process. Our direct sales force is supplemented with independent sales representatives and distributors, who have been selected based on their understanding of our target markets, technical knowledge and relationships with our target customers. Our sales representatives and distributors include ActiveComp Electronic, Arrow Electronics, Inc., GMBH, BAE Sales, Inc., Centaur Corporation, Clearcomm Technical Sales, Inc., Concord Marketing International, Creston Technology Group, Edom Technology Co., Ltd., HB Corporation, High Technology Sales Association, Marubun Corporation, New Tech Solutions, Inc., O’Donnell Associates, Parallax Sales, Richpower Electronic Devices Co., Ltd., Sales Engineering Concepts, and Westmark-Compass, Inc. Sales in conjunction with our sales representatives accounted for substantially all of our revenue in 2008 and 2007.

Our sales cycle can vary widely and is dependent on the specific customer’s research and development cycle. The sales cycle requires a significant investment in time, resources and engineering support before realization of income from product sales, if at all.

Our marketing group is responsible for market analysis and product definition and is focused on capitalizing on market opportunities. This group works closely with our product research and development groups to align development programs and product launches with our OEM customers’ schedules. Additionally, this group is responsible for the production and dissemination of sales and marketing materials, such as product announcements, press releases, brochures, magazine articles, advertisements and cover features in trade journals and other publications. We also participate in public relations and promotional events, including industry tradeshows and technical conferences.

As of January 2, 2009, we had 26 full time employees in our selling and marketing group.

Customers

We principally sell our products, either directly or through distributors, to OEMs, ODMs and contract manufacturers. ODMs and contract manufacturers typically design and manufacture products to sell to OEMs. The primary markets utilizing our products and services are PCs served by large PC OEMs, such as Acer, ASUSTek, Fujitsu, Dell, Hewlett-Packard, Lenovo and Toshiba, and wireless device OEMs such as Acer, ASUSTek, Casio-Hitachi Mobile, Fujitsu, Medion Corporation, and Microsoft. We work with these and other OEMs to understand their requirements and provide them with solutions which they then qualify and, in some cases, specify for use within their systems. We sell our products with standard warranty provisions for defects in materials, workmanship and product performance. At our option, defective products may be returned for their purchase price or for replacement. In 2008, Inventec Corporation, Compal Electronics, and Fujitsu constituted 18%, 14%, and 13%, of our revenue, respectively, in 2007, 19%, 15%, and 23% of our revenue, respectively and in 2006, 14%, 19%, and 32% of our revenue, respectively. Compal Electronics and Inventec Corporation supply Hewlett-Packard, among others. We sell some of our products through a network of distributors. Our distributors are independent entities that assist us in identifying and servicing OEMs and generally purchase our products directly from us for resale to OEMs, ODMs or contract manufacturers. In general, our distributors exclusively service a particular region or customer base, and purchase our products through purchase orders that may be cancelled or rescheduled. Our distributors may also act as sales representatives and receive commissions on sales of our products. In 2008, two of our distributors, Richpower Electronic Devices and Edom Technology, accounted for 15%and 11% of our revenue, respectively, in 2007, 24% and 5% of our revenue, respectively, and in 2006, 6% and 2% of our revenue, respectively.

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

Wafer Bumping. Our products are shipped from TSMC to a third-party wafer bumping facility. Bumping is the application of a thin layer of metal to hermetically seal the bond pads on the wafer and to add the drive ring on certain of our sensors. We outsource most of the wafer gold bumping of our products to Chipbond in Taiwan, which is one of the largest providers of such subcontract services in the world.

Assembly and Test. We outsource all assembly and testing of our products to subcontractors, Signetics in South Korea and ChipMOS in Taiwan. Our products are designed to use low cost packages and to be tested with widely available test equipment. We intend to qualify and retain additional assembly and test subcontractors in the future to meet our capacity and diversity requirements.

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

Research and Development

We devote substantial resources to the research and development of new products that enhance our competitive position and provide increased value. We continue to increase our product performance by driving improvements in all aspects of our technologies and products. Such improvements include the development of cost effective sensors that maintain strong biometric accuracy as well as the incorporation of security capabilities that support end-to-end system security. Our developments also include efforts to substantially improve the usability and convenience of our products by making them simple and easy to use. In 2008, 2007 and 2006, we had research and development expenses of $16.5 million, $12.9 million and $9.6 million, respectively. As of January 2, 2009, we had 83 employees in our research and development group.

Intellectual Property

We seek to protect our intellectual property rights with a combination of patents, trademarks, copyrights, trade secret laws and disclosure restrictions. We rely primarily on trade secrets, technical know-how and other unpatented proprietary information relating to our design and product development activities. We have 47 issued patents, including five patents purchased during the year ended January 2, 2009, and 27 pending patent applications in the U.S. We have also applied for patents for many of our key technologies in regions such as Asia and the European Union. The oldest patents owned by us were originally filed in the United States Patent Office in 1996, which will begin to expire in 2016.

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

Competition

The markets for our products are highly competitive and are characterized by rapid technological change, declining average selling price and continuously evolving customer requirements. We believe that the principal competitive factors in our markets include:

•	the ability to consistently deliver biometric performance across the widest user demographics;

•	the ability to provide solutions that meet evolving security requirements;

•	low-cost;

•	value add through offering more functionally, such as navigation;

•	small size, convenient and easy to use;

•	the breadth and diversity of product offerings;

•	the ability to provide a reliable supply of products in sufficient quantities and in a timely manner;

•	the quality of customer service and technical support;

•	the ability to operate in harsh physical environments; and

•	financial and operational stability and reputation.

We believe we currently compete favorably with respect to many of these factors in the aggregate, although some of our present or future competitors may have substantial competitive advantages including greater name recognition and deeper penetration of our target markets, broader and more diversified products and services, larger sales forces and budgets, more established relationships with customers, better sales channels and substantially greater financial, technical and other resources. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering our market. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers. In addition, delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and competitive position.

We compete primarily with other suppliers of biometric fingerprint sensors used in PC, wireless device and other markets. Our principal competitors include private companies focused on the fingerprint sensor market such as Atrua, Inc., EgisTec Inc., Symwave, Inc., UPEK, Inc., Validity Sensors, Inc., and certain divisions operating within public companies such as Lite-on Technology Group, Mitsumi Electronic Co., Ltd. and others. The manufacturing, packaging and methods of acquiring and analyzing biometric information employed by our competitors are generally different than ours, and different amongst each competitor. In the future we expect competition in our markets to intensify, as new competitors enter the market.

Employees

As of January 2, 2009, we had 130 full-time employees, including 83 in research and development, five in operations, 26 in sales and marketing and 16 in general and administrative functions. We have never experienced a work stoppage and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Facilities

Our main offices occupy approximately 38,000 square feet in Melbourne, Florida under a lease that expires in October 2014. We lease approximately 4,000 square feet in Shanghai, China. We also lease properties in California, South Korea, Taiwan and Japan. We do not own any manufacturing facilities and contract to third parties the production and distribution of our semiconductors. We believe that our existing facilities meet our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Trademarks and Service Marks

Our trademarks include AuthenTec®, EntréPad®, FingerLoc®, Personal Security for the Real World ® , Power of Touch ® , TrueFinger ® , TruePrint ® , TrueMatch tm , TrueNav tm , TrueSuite tm TrueYou tm and TouchStone tm. All other trademarks or service marks appearing in this Form 10-K are trademarks or service marks of others.

Corporate Information

We were incorporated in Delaware in 1998. Our principal executive offices are located at 100 Rialto Place, Suite 100, Melbourne, Florida 32901, and our telephone number is (321) 308-1300. Our website address is www.authentec.com. The information on, or that can be accessed through, our website is not part of this Form 10-K.

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

We were founded in 1998 and did not achieve profitability until fiscal year 2008. We recognized net profit of $45,000 in fiscal 2008 and net losses of $10.9 million in fiscal 2007 and $9.8 million in fiscal 2006. As of January 2, 2009, we had an accumulated deficit of $75.9 million. Our ability to increase revenue or achieve and sustain profitability in the future will depend substantially on our ability to increase sales of our products to new and existing customers, to introduce and sell new products and to reduce the cost of revenue. Furthermore, we expect to make significant expenditures related to the development of our products. As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We cannot assure you that our operations will remain profitable in the future.

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our operating results.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Uncertainty about future economic and political conditions makes it difficult for us to forecast operating results and to make decisions about future investments. For example, the direction and relative strength of the global economy has recently been increasingly uncertain due to softness in the residential real estate and mortgage markets, volatility in fuel and other energy costs, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors affecting spending behavior. As economic growth in the United States and other countries’ economies has slowed and, in some countries, turned negative, many customers delayed or reduced technology purchases or marketing spending. In addition, after growing rapidly, we believe the attach rates in 2008 have flattened as a result of the macroeconomic slowdown and sales have shifted to lower-cost laptops versus the full-featured, higher-cost laptops. These factors could result in continued reductions in the sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.

The current global financial crisis affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of certain of our key suppliers, distributors, resellers, OEMs, retailers and systems integrators, ISVs and VARs (collectively referred to as “distributors”), which could impair our supply of products, distribution channels, the ability of customers, including our distributors, to obtain credit to finance purchases of our products. The failure of derivative counterparties and other financial institutions could negatively impact our treasury operations. Other income and expense could also vary from expectations depending on gains or losses realized on the sale or exchange of financial instruments, impairment charges related to investment securities as well as equity and other investments, interest rates, cash balances, and changes in fair value of derivative instruments. Any of these events would likely harm our business, results of operations and financial condition.

Political instability in any of the major countries we do business in would also likely harm our business, results of operations and financial condition.

We are dependent upon a relatively small number of significant end customers for more than 80% of our 2008 and 2007 revenue. The loss of any one or more of these customers could reduce our revenue.

A relatively small number of end customers account for a significant portion of our revenue in any particular period. In fiscal 2008, Hewlett-Packard Company, Fujitsu Ltd. and Lenovo Group Ltd., either directly or through their suppliers, accounted for 41%, 14% and 11%, respectively, of our revenue in 2008. Our top five end customers accounted for 78% of our revenue in fiscal 2008 and 85% of our revenue in fiscal 2007. We expect that our history of high end customer concentration and attendant risk will continue in future periods. The loss of any significant end customer will limit our ability to sustain or grow our revenue.

In September 2008, we disclosed the loss of a 2009 design-in opportunity at one of our significant PC customers. We do not anticipate a revenue impact associated with this lost opportunity until late fiscal year 2009 or early fiscal year 2010.

We have experienced significant revenue growth recently, and we cannot assure you this trend will continue.

We have grown rapidly in a short period of time, with our revenue increasing 22% from $52.3 million for fiscal 2007 to $63.9 million for fiscal 2008, and 58% from $33.2 million for fiscal 2006 to $52.3 million for fiscal 2007. We cannot assure you that we will achieve similar growth rates in future periods. You should not rely on the results of any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our stock price may decline, and we may not have adequate financial resources to execute our business objectives.

You must consider our business and prospects in light of the risks and difficulties we encountered over the past three years as a growing technology company in a very competitive market. These risks and difficulties include, but are not limited to the risks identified below and in particular the following factors:

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

Over the past several years, we have experienced growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and financial resources. To manage any growth successfully, we believe we must effectively:

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

Our efforts may require substantial managerial and financial resources and may increase our operating costs even though these efforts may not be successful. If we are unable to manage any growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy customer requirements, execute our business plan, respond to competitive pressures or comply with public company requirements.

The semiconductor industry has historically experienced significant fluctuations with prolonged downturns, which could impact our operating results, financial condition and cash flows.

The semiconductor industry has historically exhibited cyclical behavior, which at various times has included significant downturns in customer demand. Because a significant portion of our expenses is fixed in the near term or is incurred in advance of anticipated revenue, we may not be able to decrease our expenses rapidly enough to offset any unanticipated shortfall in revenue. If this situation were to occur, it could adversely affect our operating results, cash flow and financial condition. Due to the macroeconomic downturn, our fourth quarter financial results were adversely impacted by a sharp decline in demand for our products.

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

Our quarterly operating results will likely fluctuate in the future.

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

•	general economic conditions in our geographic markets.

•	fluctuations in the capacities of and costs from our subcontractors in order to satisfy customer requirements;

•	variability of our margins based on changes in the mix of products shipped, production yields and other costs;

•	variability of operating expenses as a percentage of revenue;

•	our ability to introduce new and innovative fingerprint authentication solutions that appeal to our customers;

•	changes in our product pricing including those made in response to new product announcements and pricing changes of our competitors;

•	fluctuations based upon seasonality;

•	our rate of expansion, domestically and internationally;

•	the effectiveness of our sales force and the efforts of our distributors and sales representatives;

•	the effect of mergers and acquisitions on our company, our competitors, our suppliers or our customers; and

Accordingly, it is difficult for us to accurately forecast our business and results of operations on a quarterly basis. If we fail to meet expectations of investors or analysts, our stock price may fall rapidly and without notice. Further, the fluctuation of quarterly operating results may render period-to-period comparisons of our operating results less meaningful, and you should not rely upon them as an indication of future performance.

The market in which we participate is highly competitive, and if we do not compete effectively, we may not be able to increase our market penetration, grow our revenue or improve our gross margins.

The fingerprint authentication market is very competitive and changing rapidly. We expect increased challenges from existing as well as new competitors. Some of our competitors have offered solutions at lower prices, which have resulted in pricing pressure on sales of our fingerprint sensors. We expect further downward pricing pressure from our competitors and expect that we will have to price our fingerprint sensors aggressively to maintain or increase our market share. If we are unable to reduce our costs, our operating results could be negatively impacted. Increased competition generally may also result in reduced revenue, lower margins or the failure of our products to achieve or maintain widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition.

Some of our present or future competitors could enjoy one or more substantial competitive advantages, such as:

•	more established relationships with customers, contract manufacturers and suppliers;

•	greater name recognition and deeper penetration of our target markets;

•	a broader and more diversified array of products and services;

•	larger selling and marketing organizations, research and development teams and budgets;

•	better sales channels;

•	larger customer service and support organizations with greater geographic scope;

•	longer operating histories; and

•	substantially greater financial, technical and other resources.

Our present competitors include private companies such as Atrua, Inc., EgisTec, Inc., Symwave, Inc., UPEK, Inc., Validity Sensors, Inc., and public companies such as , Fujitsu Semiconductor and Mitsumi Electronic Co., Ltd. In addition, certain of our customers offer competitive technologies which could displace our own. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. The challenges we face from new and potentially larger competitors will become greater if consolidation or collaboration between or among our competitors occurs in our industry. For all of these reasons, we may not be able to compete successfully against our current or future competitors, and if we do not compete effectively, our ability to increase our revenue may be impaired.

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

The semiconductor industry is marked by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. At any time, a third-party may assert that our technology or products violates such party’s intellectual property rights Successful intellectual property claims against us could result in significant financial liability or prevent us from operating our business or portions of our business as currently conducted. In addition, resolution of claims may require us to redesign our solutions, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights and to indemnify our customers, resellers or vendors. Any claim, regardless of its merits, could be expensive and time consuming to defend against and divert the attention of our technical and management resources.

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

The outcome of and costs related to the pending shareholder class action are uncertain.

On October 9, 2008, a complaint for violation of U.S. securities laws was filed by Brian Hoffman against our company, our CEO, Scott Moody, and our CFO, Gary Larsen, in the United States District Court of Florida. The lawsuit is described in detail in Item 3 – “Legal Proceedings.” On January 9, 2009, an Amended Complaint was filed on behalf of a class of persons who purchased our common stock between October 29, 2007 and September 5, 2008 alleging that the defendants made false or misleading statements concerning our business, operations, and prospects and that the putative class suffered losses as a result. We strongly refute these allegations and intend to defend this lawsuit.

We are not able to predict the outcome of this lawsuit; however, if we are unsuccessful in our efforts to defend against the allegations raised in the lawsuit, our business and financial condition could be negatively impacted. In addition, the lawsuit and other legal matters could consume the time and attention of our senior management.

We maintain insurance intended to provide coverage for the potential consequences of a negative outcome of the lawsuit described above, including our legal expenses. We have given notice to our insurers of the claims. The insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question. There can be no assurance that the insurers will not seek to deny coverage or rescind the policies that all of the claims or expenses will be covered by such policies; or that, even if covered, our ultimate liability will not exceed the available insurance.

If we fail to achieve initial design-wins for our products, we may lose the opportunity to generate revenue for a lengthy period of time and be unable to recoup our investments in our products.

We expend considerable resources to achieve design-wins for our products, especially our new products and product enhancements. Once a customer designs a fingerprint sensor into a product, it is likely to continue to use the same sensor or enhanced versions of that sensor from the same supplier across a number of similar and successor products for a period of time due to the significant costs associated with qualifying a new supplier and potentially redesigning the product to incorporate a different fingerprint sensor. If we fail to achieve an initial design-win in a customer’s procurement process, we may lose the opportunity for significant sales to that customer for a number of its products and for a lengthy period of time. This may cause us to be unable to recoup our investments in our products, which would harm our business. After a design win has been awarded, customers may cancel, postpone, or significantly reduce production volume, which could adversely impact our future revenue.

We rely on a limited number of independent subcontractors for the manufacture, warehousing and shipping of our products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our revenue and limit our growth.

We do not have our own wafer fabrication, assembly or test facilities and have a very limited in-house prototype testing operation. Therefore, we must rely on third-party subcontractors to manufacture the products we design and sell. We currently primarily rely on Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, to fabricate our semiconductor products. We also rely on Chipbond Technology Corp., or Chipbond, for special coating technologies, which are referred to as bumping, and on Signetics Corporation, or Signetics and ChipMOS Technologies, or ChipMOS, to assemble and test most of our products. If these vendors do not provide us with high-quality manufacturing services and capacity in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer and our revenue could decrease.

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

We currently do not have long-term supply contracts with any of our subcontractors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. Our subcontractors have not provided contractual assurances to us that adequate capacity will be available for us to meet future demand for our products. These third-party vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than we are or that have long-term agreements with TSMC, Chipbond, Signetics or ChipMOS may cause them to reallocate capacity to those customers, decreasing the capacity available to us.

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

We rely on our close working relationships with our independent subcontractors and other suppliers, including TSMC, Chipbond, Signetics and ChipMOS, to anticipate and deliver new products on a timely basis when new generation materials and technologies are made available. If we are not able to maintain our relationships with our subcontractors, our ability to quickly offer advanced technology and product innovations to our customers would be impaired.

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

TSMC, which fabricates our semiconductors, and Chipbond, which performs substantially all of our bumping, are located in China and Taiwan, respectively, Signetics, and ChipMOS, which provides substantially all of our assembly and test support, is located in South Korea and Taiwan, respectively. The risk of extreme weather and an earthquake in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. In September 1999, a major earthquake in Taiwan affected the facilities of TSMC, as well as other providers of foundry, assembly and test services. In 2005, several typhoons also disrupted the operations of TSMC. As a result of these natural disasters, these subcontractors suffered power outages and disruptions that impaired their production capacity. In March 2002 and June 2003, additional earthquakes occurred in Taiwan. The occurrence of earthquakes and other natural disasters could result in the disruption of operations. There is also a level of political unrest or uncertainty in some of these areas. We may not be able to obtain alternate capacity on favorable terms, if at all, which could harm our operating results.

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

The percentage of our revenue attributable to shipments to customers outside the United States was 97% in fiscal 2008, 96% in fiscal 2007 and 92% in fiscal 2006. We expect that revenue from customers outside the United States will continue to account for a significant percentage of our revenue. In addition, we maintain international sales and technical support offices in China, Germany, Japan, South Korea and Taiwan, and we rely on a network of distributors and sales representatives to sell our products internationally. Moreover, we have in the past relied on, and expect to continue to rely on, subcontractors located in China, South Korea and Taiwan. Accordingly, we are subject to several risks and challenges, any of which could harm our business and financial results. These risks and challenges include:

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

As of January 2, 2009, $5.3 million of our long-term investments were comprised of municipal notes, preferred stock investments and a student loan backed security with auction reset features (“auction rate securities”). Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 28 or 35 days.

Starting in mid February of 2008, auctions for most of the auction rate securities held at January 2, 2009 have failed and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will continue to succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited. If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an additional temporary or other-than temporary impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes to realize our investments’ recorded value. As of January 2, 2009, these securities have been classified as long-term investments in our consolidated financial statements and one of our auction rate securities was considered other than temporarily impaired which resulted in us taking an impairment charge of $0.3 million to the statement of operations.

Future transactions may limit our ability to use our net operating loss carry forwards.

As of January 2, 2009, we had U.S. federal tax net operating loss carry forwards of approximately $48.9 million. These net operating loss carry forwards may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carry forwards to reduce its tax liability. Due in part to equity financings, we experienced “ownership changes” as defined in Section 382 of the Code. It is impossible for us to ensure that we will not experience an ownership change in the future because changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Accordingly, our use of the net operating loss carry forwards and credit carry forwards is limited by the annual limitations described in Sections 382 and 383 of the Code. The limitation on the use of net operating loss carry forwards means that we may need to pay U.S. federal income taxes prior to utilizing these carry forwards in their entirety.

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

Further, the trading prices of technology company securities in general have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Factors, in addition to those outlined elsewhere in this annual report on Form 10-K, that may affect the trading price of our common stock include:

•	actual or anticipated variations in our operating results;

•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•	changes in recommendations by any securities analysts that elect to follow our common stock;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	the completion of a merger or acquisition;

•	the loss of a key customer;

•	the loss of a key supplier;

•	the loss of key personnel;

•	government regulations affecting biometrics;

•	technological advancements rendering our products less valuable;

•	lawsuits filed against us;

•	changes in operating performance and stock market valuations of other companies that sell similar products;

•	price and volume fluctuations in the overall stock market;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

Our main offices occupy approximately 38,000 square feet in Melbourne, Florida under a lease that expires in October 2014. We lease approximately 4,000 square feet in Shanghai, China. We also lease properties in California, South Korea, Taiwan and Japan. These leases have been classified as operating leases. We do not own any manufacturing facilities and contract to third parties the production and distribution of our semiconductors. We believe that our existing facilities meet our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings

On March 12, 2008, we filed a patent infringement lawsuit against Atrua Technologies, Inc. in the United States District Court, Northern District of California, alleging that Atrua’s fingerprint sensors infringe three of our patents. Two of the patents relate to fingerprint sensor packaging and the third relates to fingerprint sensor circuitry. On April 25, 2008, we amended the complaint to add allegations that Atrua’s fingerprint sensors infringe another two of our patents which relate to fingerprint circuitry. We seek monetary damages for infringement by Atrua’s fingerprint sensor products and an injunction against Atrua’s future infringement of the patents. Atrua answered the complaint on May 14, 2008 and filed counterclaims against us. The counterclaims allege infringement of an Atrua patent related to biometric imaging and various affirmative defenses. Both companies are asserting allegations related to unfair business practices. We believe that we have meritorious defenses to all of Atrua’s claims, and we intend to defend our interests vigorously. A case management order was issued by the Court on July 11, 2008 and set an initial claim construction hearing on two of our five patents in the 2nd Quarter of 2009. Following the initial claim construction by the Court, a further case management conference will be conducted at which time the Court will decide how the case will proceed. Discovery is ongoing. It is difficult to determine under the Court’s Order when a trial may occur. Accordingly, it is difficult to estimate with any degree of probability the timing of future costs associated with this lawsuit.

On October 9, 2008, a complaint for violation of U.S. federal securities laws was filed by Brian Hoffman against AuthenTec, our CEO, Scott Moody, and CFO, Gary Larsen, in the United States District Court, Middle District of Florida. We strongly refute the unsubstantiated allegations in the complaint and filed a Motion to Dismiss or Strike the Complaint on December 4, 2008. A lead plaintiff, Robert Caruso, and lead counsel were appointed by the Court in December 2008 and were provided a short period to either amend the originally filed complaint or respond to our motion to dismiss. On January 9, 2009, an Amended Complaint was filed on behalf of a class of persons who purchased our common stock between October 29, 2007 and September 5, 2008 alleging that the defendants made false or misleading statements concerning our business, operations, and prospects and that the putative class suffered losses as a result. A Motion to Dismiss or Strike the Amended Complaint with Prejudice was filed on February 5, 2009. We believe that we have meritorious defenses to all of the securities claims, and we intend to defend our interests vigorously.

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

No matters were submitted to a vote of security holders during the quarter ended January 2, 2009.

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

Year ended January 2, 2009	High	Low
First Quarter	$15.00	$8.65
Second Quarter	$14.35	$9.79
Third Quarter	$11.18	$1.75
Fourth Quarter	$2.30	$1.28

Year ended December 28, 2007	High	Low
Second Quarter (beginning June 27, 2007)	$12.05	$9.58
Third Quarter	$14.65	$9.21
Fourth Quarter	$19.81	$10.14

As of March 18, 2009 the number of stockholders of record of our common stock was 41.

The equity compensation plan information required by this item, which includes a summary of the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuances, under our compensation plans as of January 2, 2009, is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 2, 2009.

Unregistered Sales of Equity Securities

The following sets forth information regarding unregistered securities sold by us during the fiscal year 2008 and 2007:

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

Use of Proceeds from Registered Securities

As part of our initial public offering, on July 2, 2007 we registered the sale of 7,500,000 shares of our common stock on Form S-1 Registration Statement (File No. 333-141348), which was declared effective by the Securities and Exchange Commission on June 26, 2007. The net proceeds from our initial public offering will be used for working capital and general corporate purposes, including potential acquisitions. We have no current agreements or commitments with respect to any material acquisitions. This expected use of the net proceeds of our initial public offering represents our current intentions based upon our present plans and business condition. The amounts and timing of our actual expenditures will depend upon numerous factors, including cash flows from operations and the anticipated growth of our business. We will retain broad discretion in the allocation and use of our net proceeds.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in developing our business and do not expect to pay any dividend in the foreseeable future.

Performance Graph

The following graph presents a comparison of the cumulative total stockholder return on our stock with the cumulative total return of the Nasdaq Composite Index and the Philadelphia Semiconductor Index for the period of eighteen months commencing June 27, 2007 and ending January 2, 2009. The graph assumes that $100 was invested on June 27, 2007 in each of AuthenTec common stock, the Nasdaq Composite Index, and the Philadelphia Semiconductor Index, and that all dividends were reinvested.

Above graph shows the performance of $100 invested (1) on June 27, 2007 (the date of our initial public offering) in our common stock through January 2, 2009 (end of fiscal year), and (2) on May 31, 2007 in the Nasdaq Composite Index and the Philadelphia Semiconductor Index, index-including reinvestment of dividends through December 31, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The data as of January 2, 2009 and December 28, 2007, and for the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006, are derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The data as of December 29, 2006, December 31, 2005 and December 31, 2004, and for the fiscal years ended December 31, 2005 and 2004, are derived from our audited consolidated financial statements and related notes not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006	December 31, 2005	December 31, 2004
	(In thousands, except per share data)
Revenue	$63,948	$52,344	$33,174	$19,243	$13,835
Cost of revenue (1)	33,397	27,554	19,264	11,314	7,424

Gross profit	30,551	24,790	13,910	7,929	6,411

Expenses
Research and development (1)	16,459	12,876	9,631	7,355	6,002
Selling and marketing (1)	9,466	9,112	7,067	5,432	3,986
General and administrative (1)(2)	6,580	5,750	5,084	1,284	1,270

Total expenses	32,505	27,738	21,782	14,071	11,258

Loss from operations	(1,954)	(2,948)	(7,872)	(6,142)	(4,847)
Other income (expense)
Warrant expense (3)	—	(9,637)	(2,195)	(933)	—
Interest expense	—	(110)	—	—	(11)
Impairment on investments	(266)	—	—	—	—
Interest income	2,265	1,798	285	449	214

Total other income (expense), net	1,999	(7,949)	(1,910)	(484)	203
Income (loss) before income tax expense and cumulative effect of change in accounting principle	45	(10,897)	(9,782)	(6,626)	(4,644)

Income tax expense	—	—	—	—	—
Income (loss) before cumulative effect of change in accounting principle	45	(10,897)	(9,782)	(6,626)	(4,644)

Cumulative effect of change in accounting principle (4)	—	—	—	(4,469)	—

Net income (loss)	$45	$(10,897)	$(9,782)	$(11,095)	$(4,644)

Net income (loss) per common share, basic	$.00	$(.80)	$(15.18)	$(36.59)	$(24.65)
Shares used in computing basic net income (loss) per common share	28,339	13,681	644	303	188

Net income (loss) per common share, diluted	$.00	$(.80)	$(15.18)	$(36.59)	$(24.65)
Shares used in computing diluted net income (loss) per common share	30,308	13,681	644	303	188

(1) Includes charges for stock-based compensation:
Cost of revenue	$109	$46	—	—	—
Research and development	773	346	11	—	—
Selling and marketing	665	214	5	—	—
General and administrative	871	480	79	—	—

Total	$2,418	$1,086	$95	—	—

(2) 2006 includes accrued future litigation related legal expenses of $2,781.
(3) Reflects changes in the fair value of our freestanding preferred stock warrants. See note (4) below.
(4) 2005 includes the cumulative effect of a change in accounting principle related to the manner in which we account for freestanding warrants on redeemable preferred stock.

	As Of
	January 2, 2009	December 28, 2007	December 29, 2006	December 31, 2005	December 31, 2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$45,193	$15,703	$6,076	$690	$743
Short term investments	18,132	42,573	—	9,454	17,306
Working capital	64,942	59,692	6,130	12,932	18,737
Total assets	83,463	81,934	15,927	19,721	22,258
Long-term obligations, net of current portion	417	—	8,495	5,402	—
Total stockholders’ equity (deficit)	$74,069	$71,036	$(63,539)	$(54,028)	$(43,076)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

We are a leading mixed-signal semiconductor company providing fingerprint authentication sensors and solutions to the PC and wireless device markets. We believe our products, which are based on our patented TruePrint-based technology, are the most accurate, reliable, cost-effective, easy to use and versatile products commercially available today. Since our inception in 1998, we have shipped over 44 million sensors which have been integrated into over 250 different models of laptops, desktops and PC peripherals as well as over 9 million mobile phones. In response to increased demand, we shipped over 17.7 million sensor units in 2008, a 39% increase over the 12.7 million sensor units we shipped in 2007.

Since inception, we have invested heavily in research and development and had not achieved profitability prior to the year ended January 2, 2009. From our incorporation through 2000, we were primarily engaged in the design and development of our first products, which we began shipping commercially in 2000. Our revenue has grown from $13.8 million in 2004 to $63.9 million in 2008, driven primarily by demand in the PC and wireless device markets. We expect sales of our products for use in the PC and wireless device markets to continue to represent a substantial portion of our revenue in the foreseeable future. In the fourth quarter of 2008, we experienced a sequential decline in revenue, as compared to the third quarter 2008, as customer demand was impacted by weakening macroeconomic conditions. We expect the weakened macroeconomic conditions to continue in 2009, which will adversely impact our revenue.

We primarily sell our products to OEMs, ODMs, or contract manufacturers. Our customers’ products are complex and require significant time to define, design and ramp to volume production. Our sales cycle begins with our selling and marketing staff and application engineers engaging with our customers’ system designers and management, which is typically a multi-month, or even multi-year, process. If we are successful, a customer will decide to incorporate our solution in its product, which we refer to as a design-win. Because the sales cycles for our products are long, we incur expenses to develop and sell our products, regardless of whether we achieve the design-win and well in advance of generating revenue, if any, from those expenditures. We do not have long-term purchase commitments from any of our customers, as sales of our products are generally made under individual purchase orders. However, once one of our products is incorporated into a customer’s design, it is likely to remain designed in for the life cycle of its product. We believe this to be the case because a redesign of a product already in production would generally be time consuming and expensive. We have experienced revenue growth due to an increase in the number of our products offered, an expansion of our customer base, an increase in the number of design-wins within any one customer and an increase in the average revenue per design-win. In September 2008, we issued a press release and held a conference call which, in part, disclosed the loss of a 2009 design-in opportunity at one of our significant PC customers. We do not anticipate a revenue impact associated with this loss until late fiscal year 2009 or early fiscal year 2010.

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

Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products, timely introduction of new products and general economic conditions. Our ability to maintain profitability will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to expand our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. The following are material trends that are creating opportunities and risks to our business, and a discussion of how we are responding.

•

The global macroeconomic downturn has accelerated the growth in sales of lower-cost PCs, including netbooks. The fingerprint sensor attach rate in lower-cost PCs is lower relative to more expensive, feature rich models. To increase penetration of the lower-cost PC market, we are focusing development efforts on lower-cost fingerprint sensors and client application software tailored for use in this growing portion of the PC market. We expect to introduce a small, lower-cost fingerprint sensor for the PC market, codenamed “Marcy”, in 2009. These new solutions are tailored for consumer PCs and the growing portion of the lower-cost laptop market.

•

Outside of Japan, wireless network carriers are still evaluating the value proposition of integrating fingerprint sensors into devices sold for use on their networks. We expect eventual widespread integration of fingerprint sensors into wireless devices, however, the timing of adoption by wireless network carriers will have a significant impact on our future revenues. In response, we are working with wireless device manufacturers to accelerate adoption of fingerprint sensors by highlighting our Power of Touch features such as personalization and navigation. In addition, we are focused on improving the durability and aesthetics of our sensors for wireless devices through continued development of our new TouchStone packaging technology.

•

Weak macroeconomic conditions impacted customer demand in the fourth quarter of 2008, resulting in a sequential decline in revenue and a net loss, as compared to the third quarter of 2008. In anticipation of continued weakness in customer demand, we are taking actions to reduce our expenses including workforce reductions, cancellation of our cash bonus plan for 2009, salary reductions for select employees, and reductions in numerous discretionary expenses.

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

	Fiscal Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Inventec Corporation	18%	19%	14%
Richpower Electronic Devices Co.	15%	24%	*
Compal Electronics, Inc.	14%	15%	19%
Fujitsu Ltd.	13%	23%	32%
Edom Technology Co., Ltd.	11%	*	*

*	Less than 10%

The following table is based on the geographic location of OEMs, ODMs and the distributors which purchased our products. For shipments to ODMs, contract manufacturers or distributors, their geographic location may be different from the geographic locations of the ultimate end customers. For the three years ended January 2, 2009, December 28, 2007 and December 29, 2006, revenue generated from international customers accounted for approximately 97%, 96% and 92%, respectively, of total revenue. We denominate all revenue in U.S. dollars.

	Fiscal Year Ended
	January 2, 2009		December 28, 2007		December 29, 2006
	Revenue $	% of Total	Revenue $	% of Total	Revenue $	% of Total
	(In thousands)
Asia/Pacific	$48,709	76%	$36,379	69%	$17,127	52%
Japan	12,459	19%	12,548	24%	11,515	35%
United States	1,649	3%	2,181	4%	2,676	8%
Canada	1,021	2%	917	2%	1,431	4%
Europe	110	—	319	1%	425	1%

	$63,948	100%	$52,344	100%	$33,174	100%

% Int’l	97%		96%		92%

Our distributors are used primarily to support logistics, including credit management and importation outside the U.S. Total revenue through distributors was $21.5 million, $17.1 million and $4.7 million in 2008, 2007 and 2006, respectively, which accounted for 34%, 32% and 14% of revenue, respectively.

Cost of revenue and gross margin. We outsource all manufacturing activities associated with our products, which includes wafer fabrication, wafer bumping, assembly and test functions. A significant portion of our cost of revenue consists of the costs to manufacture our products. Cost of revenue also includes items such as equipment depreciation, royalty expense, production planning personnel and related expenses, warranty costs, inventory valuation write-downs and stock-based compensation under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). The primary factors that impact our cost of revenue are the mix of products sold, wafer and other raw material costs, outsourced manufacturing costs and product yields. In the future, we believe cost of revenue could increase in absolute dollars from an expected increase in revenue or could decline in absolute dollars from a decrease in revenue. Cost of revenue as a percentage of total revenue may increase over time if decreases in average selling prices are not offset by corresponding decreases in our product costs.

We use third-party foundries, bumping, assembly and test subcontractors, who are primarily located in Asia, to manufacture our semiconductor products. We purchase processed wafers from our fabrication suppliers, which are currently TSMC and Chartered. We also outsource the bumping, assembly, test and other processing of our products to third-party subcontractors, primarily Chipbond, Signetics and ChipMOS. We do not have long-term agreements with any of our third-party subcontractors. A significant disruption in the operations of one or more of these subcontractors would impact the production of our products and could have a material adverse impact on our business, financial condition and results of operation.

Our gross margin has been and will continue to be affected by a variety of factors, including average selling prices of our products, product mix, and timing of cost reductions for outsourced manufacturing services, inventory write downs and the timing and changes in production yields. In addition, we tend to experience lower yields on the initial production release of a new product.

Research and development expenses. Research and development expenses primarily include personnel, the cost of fabrication masks, engineering development software, depreciation associated with capital equipment, third- party development support, allocated facilities expense, and stock-based compensation under SFAS 123(R). All research and development costs are expensed as incurred.

We believe that research and development expenses could continue to increase in absolute dollars in the future as we increase our investment in developing new products. Additionally, as a percentage of revenue, these costs fluctuate from one period to another.

Selling and marketing expenses. Selling and marketing expenses consist primarily of salaries and commissions for our sales and marketing personnel, independent sales representative commissions, travel, marketing communications, press releases, advertising, costs for tradeshows, marketing programs, allocated facilities expense, consultants and market studies, and stock-based compensation under SFAS 123(R). As we align our operating expenses with current economic conditions, we expect selling and marketing expenses to decrease in absolute dollars.

General and administrative expenses. General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit, tax compliance fees, allocated facilities expense, and stock-based compensation under SFAS 123(R). As we align our operating expenses with current economic conditions, we expect general and administrative expenses to decrease on an absolute dollar basis, though legal expenses associated with our lawsuits could offset these expense reductions.

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

Provision for income taxes. As of January 2, 2009, we had federal net operating loss carry forwards of approximately $48.9 million. These federal net operating loss carry forwards will expire commencing in 2018. Utilization of these net operating loss carry forwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future aggregated with certain other sales of our stock after our initial public offering.

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

We believe the following are our most critical accounting policies because they are important to understanding our financial condition and results of operations and they require critical management judgment and estimates about matters that are uncertain:

•	revenue recognition;

•	product warranty;

•	inventory valuation;

•	litigation related expenses;

•	accounting for income taxes;

•	estimation of fair value of warrants to purchase convertible preferred stock;

•	stock-based compensation; and

•	fair value measurements.

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

Product warranty. We offer a one-year product replacement warranty. In general, our standard policy is to either credit or replace the defective units. We accrue for estimated returns of defective products based on historical activity for the prior twelve months at the time revenue is recognized as well as for specific known product issues. The determination of these accruals requires us to make estimates of the frequency and extent of warranty activity and estimate future costs to replace the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of revenue may be required in future periods.

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

Accounting for income taxes. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, or SFAS 109. In applying SFAS 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. As of January 2, 2009, our total deferred tax assets were principally comprised of net operating loss carry forwards.

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

We estimate the fair value of options granted from and after January 1, 2006 using the Black-Scholes option-pricing valuation model. This valuation model requires us to make assumptions and judgments about the variables used in the calculations. These variables and assumptions include the fair value of our common stock, the weighted average period of time that the options granted are expected to be outstanding, the estimated volatility of comparable companies, the risk free interest rate and the estimated rate of forfeitures of unvested stock options. If actual forfeitures differ from our estimates, we will record the difference as an adjustment in the period we revise our estimates. From January 1, 2006 to January 8, 2007, the fair value of our common stock was determined using enterprise values based on a discounted cash flow approach. The enterprise valuation was allocated between our various securities using the option-pricing method. For options granted on February 21, 2007 and through June 27, 2007, the fair value of our common stock was determined using a weighted average of discounted cash flow, comparable transactions, and market comparables. After June 27, 2007, we used the NASDAQ closing price.

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

Fair Value Measurements. Effective December 29, 2007, we adopted SFAS 157, Fair Value Measurements , which defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123R Share Based Payment), SFAS 13 and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13

We determine the fair value of our available for sale securities using the criteria of SFAS No. 157. This accounting standard, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	—	Observable inputs such as quoted prices in active markets;

Level 2	—	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3	—	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

We estimate the fair value of our auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the liquidity risk for each security. These estimated fair values could change significantly based on future market conditions.

We review declines in the fair value of our investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other than temporary. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity. Unrealized losses are recognized in our consolidated statement of operations when a decline in fair value is determined to be other than temporary. We review our investments on an ongoing basis for indications of possible impairment, and if impairment is identified, we determine whether the impairment is temporary or other than temporary. Determination of whether the impairment is temporary or other than temporary requires significant judgment. The primary factors that we consider in classifying the impairment include the extent and period of time the fair value of each investment has declined below its cost basis, the expected holding or recovery period for each investment, and our intent and ability to hold each investment until recovery.

Refer to the “Liquidity and Capital Resources” section and “Item 8. Financial Statements—4. Fair Value Measurements” for further discussion of our investments in marketable securities.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Fiscal Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Revenue	100%	100%	100%
Cost of revenue	52	53	58

Gross profit	48	47	42

Expenses
Research and development	26	25	29
Selling and marketing	15	17	22
General and administrative	10	11	15

Total expenses	51	53	66

Loss from operations	(3)	(6)	(24)
Other income (expense)
Warrant expense	—	(18)	(7)
Interest expense	—	—	—
Impairment on investments	—	—
Interest income	3	3	1

Total other income (expense), net	3	(15)	(6)
Income (loss) before income tax expense	—	(21)	(30)

Income tax expense	—	—	—

Net income (loss)	0%	(21)%	(30)%

Fiscal 2008 Compared to Fiscal 2007

Revenue. Our revenue was $63.9 million in 2008 as compared to $52.3 million in 2007, an increase of $11.6 million, or 22%. Our revenue growth was primarily attributable new design-wins reaching commercial production in the PC market, as well as platform expansions at existing customers.

Cost of revenue and gross profit. Our cost of revenue for 2008 was $33.4 million as compared to $27.6 million in 2007, resulting in a gross profit of $30.6 million in 2008 as compared to $24.8 million in 2007, an increase of $5.8 million, or 23%. Our gross margin was 48% in 2008 as compared to 47% in 2007. The increase in gross margin in 2008 was primarily attributable to improved manufacturing yields, and lower manufacturing costs.

Research and development expenses. Research and development expenses were $16.5 million in 2008 as compared to $12.9 million in 2007, an increase of $3.6 million, or 28%. Research and development expenses were 26% and 25% of revenue for 2008 and 2007, respectively. The increase in 2008 was primarily due to an increase of $2.3 million in personnel and related costs, including $0.5 million in stock-based compensation expense, as the headcount increased by 15 employees to 83 employees worldwide at January 2, 2009. An increase of $1.2 million in outside services included the purchase of software for $0.3 million and the remainder was attributed to additional contract labor to support new design-win activities.

Selling and marketing expenses. Selling and marketing expenses were $9.5 million in 2008 as compared to $9.1 million in 2007, an increase of $0.4 million, or 4%. Selling and marketing expenses were 15% and 17% of revenue for 2008 and 2007, respectively. The increase in 2008 was mostly attributable to $0.8 million increase in personnel and hiring related costs, including stock-based compensation of $0.5 million. These increases were offset by lower travel expenses of $0.2 million and decrease in outside services by $0.2 million.

General and administrative expenses. General and administrative expenses were $6.6 million in 2008 as compared to $5.8 million in 2007, an increase of $0.8 million, or 14%. General and administrative expenses were 10% and 11% of revenue for 2008 and 2007, respectively. The increase in absolute dollars in 2008 was primarily due to higher legal fees of $0.5 million as a result of patent litigation and the defense of the class action law suit filed against us. In addition, audit and Sarbanes-Oxley compliance related fees increased by $0.2 million and facilities costs increased by $0.1 million.

Other income (expense), net. Other income (expense), net increased $9.9 million to a net income of $2.0 million in 2008 from a net expense of $7.9 million in 2007. $9.6 million warrant revaluation expense was recognized in 2007 in accordance with FSP 150-5. Interest income increased by $0.5 million due to the timing of proceeds received from our initial public offering that were invested into various short-term and long-term investments such as corporate bonds, notes, auction rate securities, U.S. treasuries, and government agency funds.

Fiscal 2007 Compared to Fiscal 2006

Revenue. Our revenue was $52.3 million in 2007 as compared to $33.2 million in 2006, an increase of $19.2 million, or 58%. Our revenue growth has been driven primarily by an expansion of PC market demand, with our sensors being deployed in more laptop models. The growth in revenue also reflected new design-wins reaching commercial production, as well as platform expansions at existing customers.

Cost of revenue and gross profit. Our cost of revenue for 2007 was $27.6 million as compared to $19.3 million in 2006, resulting in a gross profit of $24.8 million in 2007 as compared to $13.9 million in 2006, an increase of $10.9 million, or 78%. Our gross margin was 47% in 2007 as compared to 42% in 2006. The increase in gross margin in 2007 was primarily attributable to favorable product mix, improved manufacturing yields and lower manufacturing costs.

Research and development expenses. Research and development expenses were $12.9 million in 2007 as compared to $9.6 million in 2006, an increase of $3.3 million, or 34%. Research and development expenses were 25% and 29% of revenue for 2007 and 2006, respectively. The increase in 2007 was primarily due to an increase of $1.7 million in personnel and related costs, including $0.3 million in stock-based compensation expense, as the headcount increased by seven employees to 67 employees worldwide at December 28, 2007. Contract labor and consulting services increased by $0.6 million and engineering design tools increased by $0.5 million as we devoted substantial resources to the development of additional functionality for existing products and the development of new products.

Selling and marketing expenses. Selling and marketing expenses were $9.1 million in 2007 as compared to $7.1 million in 2006, an increase of $2.0 million, or 28%. Selling and marketing expenses were 17% and 21% of revenue for 2007 and 2006, respectively. The increase in absolute dollars in 2007 resulted from $0.6 million increase in personnel and related costs, including $0.2 million in stock-based compensation expense, as we hired new employees during the year to support our growing business. Further, sales commissions increased by $0.5 million due to higher revenues and increased sales personnel. Outside services increased by $0.6 million as we expanded our public relations and marketing programs.

General and administrative expenses. General and administrative expenses were $5.8 million in 2007 as compared to $5.1 million in 2006, an increase of $0.7 million, or 14%. General and administrative expenses were 11% and 15% of revenue for 2007 and 2006, respectively. Personnel and related costs, increased by $1.5 million, including stock-based compensation of $0.5 million, as headcount grew from 13 in 2006 to 18 in 2007. Outside services increased by $1.6 million as a result of public company status which required additional audit and consulting fees, corporate governance legal costs as well as directors’ and officers’ related expenses. The increase in general and administrative expenses was offset by $2.7 million decrease in legal fees as a result of Atmel litigation related expense accrued in 2006.

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

Selected Quarterly Financial Information

The following table sets forth our unaudited quarterly consolidated statements of operations for each of the eight most recent fiscal quarters ended January 2, 2009. We have prepared the unaudited quarterly financial information on a basis consistent with the audited consolidated financial statements included in this Form 10-K, and the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position and operating results for the quarters presented. The results of operations for any quarter are not necessarily indicative of the results of the operations for any future period.

	For the Three Months Ended
	January 2, 2009	October 3, 2008	June 27, 2008	March 28, 2008	December 28, 2007	September 28, 2007	June 29, 2007	March 30, 2007
	(In thousands, except per share data)
Revenue	$11,615	$18,409	$18,410	$15,514	$15,693	$15,057	$12,300	$9,295
Cost of revenue (1)	6,325	9,735	9,509	7,828	7,857	7,905	6,778	5,015

Gross profit	5,290	8,674	8,901	7,686	7,836	7,152	5,522	4,280

Expenses
Research and development (1)	3,546	4,619	4,196	4,098	3,557	3,529	3,016	2,774
Selling and marketing (1)	1,692	2,710	2,592	2,472	2,735	2,315	2,077	1,985
General and administrative (1)	1,526	1,353	2,033	1,668	1,440	1,616	1,226	1,467

Total expenses	6,764	8,682	8,821	8,238	7,732	7,460	6,319	6,226

Income (loss) from operations	(1,474)	(8)	80	(552)	104	(308)	(797)	(1,946)
Other income (expense)
Warrant expense	—	—	—	—	—	—	(5,884)	(3,753)
Interest expense	—	—	—	—	—	(5)	(78)	(26)
Impairment on investments	(266)	—	—	—	—	—	—	—
Interest income	396	558	571	740	794	830	103	70

Total other income (expense), net	130	558	571	740	794	825	(5,859)	(3,709)
Income (loss) before income tax expense	(1,344)	550	651	188	898	517	(6,656)	(5,655)

Income tax expense	—	—	—	—	—	—	—	—

Net income (loss)	$(1,344)	$550	$651	$188	$898	$517	$(6,656)	$(5,655)

Net income (loss) per common share, basic	$(.05)	$.02	$.02	$.01	$.03	$.02	$(7.37)	$(7.30)
Net income (loss) per common share, diluted	$(.05)	$.02	$.02	$.01	$.03	$.02	$(7.37)	$(7.30)
Shares used in computing basic net income (loss) per common share	28,622	28,501	28,304	27,927	27,104	25,944	903	774
Shares used in computing diluted net income (loss) per common share	28,622	30,317	30,618	30,525	30,643	30,103	903	774

(1) Includes charges for stock-based compensation:
Cost of revenue	$23	$35	$36	$15	$14	$16	$12	$4
Research and development	209	258	172	134	141	96	66	43
Selling and marketing	150	249	175	92	78	61	56	19
General and administrative	203	299	210	158	136	169	66	109

Total	$585	$841	$593	$399	$369	$342	$200	$175

The following table sets forth our unaudited historical operating results on a quarterly basis as a percentage of revenue for the periods indicated above:

	For the Three Months Ended
	January 2, 2009	October 3, 2008	June 27, 2008	March 28, 2008	December 28, 2007	September 28, 2007	June 29, 2007	March 30, 2007
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	54	53	51	51	50	52	55	54

Gross profit	46	47	49	49	50	48	45	46

Expenses
Research and development	31	25	23	26	23	24	25	30
Selling and marketing	15	15	14	16	17	15	17	21
General and administrative	13	7	11	11	9	10	10	16

Total expenses	58	47	48	53	49	50	51	67

Income (loss) from operations	(13)	—	1	(4)	1	(2)	(7)	(21)
Other income (expense)
Warrant expense	—	—	—	—	—	—	(48)	(41)
Interest expense	—	—	—	—	—	—	(1)	(1)
Impairment on investments	(2)	—	—	—	—	—	—	—
Interest income	3	3	3	5	5	5	1	1

Total other income (expense), net	1	3	3	5	5	5	(48)	(40)
Income (loss) before income tax expense	(12)	3	4	1	6	3	(54)	(61)

Income tax expense	—	—	—	—	—	—	—	—

Net income (loss)	(12)%	(3)%	4%	1%	6%	3%	(54)%	(61)%

Our revenue increased sequentially or remained relatively flat during each of the quarters indicated, with the exception of the fourth quarter of 2008. The increase in revenue during the periods was primarily due to the increase in our shipments to the PC market. Our growth reflects new design wins reaching commercial production, driven by increased demand by consumers and businesses for fingerprint sensors on their PCs. During fourth quarter of 2008, we experienced a sequential decline in revenue, as compared to the third quarter of 2008, as customer demand was impacted by weakening macroeconomic conditions. We expect the weakened macroeconomic conditions to continue in 2009, which will adversely impact our revenue.

Our gross margins have fluctuated from quarter to quarter due to several factors, including changes in product mix and lower manufacturing costs, timing of new product introductions and manufacturing yields. Improvements in manufacturing yields on high volume sensors were the primary drivers of the increased margins during 2007 and the first half of 2008. Product mix and inventory allowance were the primary contributors to the lower margin results experienced in the second half of 2008.

With the exception of the fourth quarter of 2008, our operating expenses have generally increased in each of the quarters presented, as we added personnel and incurred related costs to accommodate the growth of our business. Our research and development costs increased sequentially in each quarter of 2007 and first three quarters of 2008 as we devoted substantial resources to the continued development of additional functionality for existing products and the design and development of new products. During the fourth quarter of 2008, our research and development costs declined due to decreased headcount as well as the timing of tape outs. Selling and marketing expenses increased sequentially in each quarter of 2007 as related personnel costs and sales commissions increased as a result of additional headcount and higher revenues. A significant increase in sales and marketing expense in the fourth quarter of 2007 was the result of additional incentive compensation due to our, and individual employee, performance exceeding targets. During the third quarter of 2008 we experienced an increase in personnel and hiring related costs. Due to efforts to reduce spending, our selling and marketing costs decreased in the fourth quarter of 2008 mostly associated with savings in labor and travel expenses. General and administrative expenses were significantly higher in the second quarter of 2008 as we incurred additional legal fees associated with the Atmel and Atrua litigation. Legal costs declined in the third quarter of 2008, resulting in reduced general and administrative costs, largely driven by the proceeds related to the settlement of a lawsuit.

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

Interest income increased significantly in the third quarter of 2007 as we received proceeds from our initial public offering and invested in various short-term and long-term investments. Interest income declined in the second quarter of 2008 and sequentially in the following quarters due to a drop in interest rates as well as a change in our investment strategy where proceeds from matured investments were reinvested into U.S. Treasury and U.S. government agency funds.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from the issuance and sale of our common stock, preferred stock and senior secured convertible debt. Our cash, cash equivalents and short term and long term investments were $68.7 million as of January 2, 2009, an increase of $2.3 million from December 28, 2007. The increase in our cash, cash equivalents and investments as of January 2, 2009 was primarily attributable to the cash generated by operations, collection of accounts receivable and proceeds received form stock option exercises. This was partially offset by increases in inventory, purchases of property and equipment, and payment of legal fees, associated with the Atmel litigation.

	Twelve Months Ended
	January 2, 2009	December 28, 2007	December 29, 2006
	(In thousands)
Consolidated statement of cash flows data:
Purchase of property and equipment	$1,921	$(1,996)	$(852)
Cash flows from operating activities	4,470	(2,547)	(3,392)
Cash flows from investing activities	24,412	(52,316)	8,602
Cash flows from financing activities	608	64,490	176

Operating activities. Net cash provided by (used in) operating activities was $4.5 million, $(2.5) million and $(3.4) million in fiscal years ended 2008, 2007 and 2006, respectively. Net cash provided by operating activities for fiscal year 2008 was primarily attributable to net income, before stock-based compensation and depreciation and amortization, decrease in accounts receivable due to collections, offset by increase in inventory due to new product builds and decrease in accrued litigation expenses due to payment of legal expenses associated with the Atmel lawsuit, which was settled in the third quarter of 2008. Net cash used in operating activities for 2007 was primarily due to increases in accounts receivable, inventory and prepaid expenses related to licensed design tools, offset by increases in accounts payable due to growth in revenue. Net cash used in operating activities for 2006 was due to the net loss incurred in the year partly offset by a reduction in accounts receivable.

Investing activities. Net cash provided by (used in) investing activities was $24.4 million, $(52.3) million and $8.6 million for fiscal years ended 2008, 2007 and 2006, respectively. Net cash provided by investing activities in 2008 was mostly due to redemption of investments (net of purchases) of $26.7 million that were reinvested in U.S. treasury and U.S. government agency funds due to current market instability, offset by purchase of property and equipment of $1.9 million as well as purchase of research and development software of $0.3 million and purchase of intellectual property of $0.1 million. Net cash used in 2007 was primarily attributable to purchases of short-term and long-term investments (net of redemptions) of $50.3 million and purchase of equipment of $2.0 million. In 2006, we redeemed $9.5 million of short term investments to finance cash used in operating activities and the purchase of property and equipment, and to transfer the cash into more liquid instruments in anticipation of cash requirements in the first half of 2007.

We purchased property and equipment of $1.9 million, $2.0 million and $0.9 million in fiscal years 2008, 2007 and 2006, respectively, primarily for equipment used by our third-party manufacturing subcontractors. Although we do not operate manufacturing facilities under our business model, we do provide certain custom assembly and test related equipment to our subcontractors for use in manufacturing our products. We anticipate that purchases of property and equipment may increase to the extent we invest in new products which require custom assembly and test related equipment.

Financing Activities. Net cash provided by our financing activities was $0.6 million, $64.5 million and $0.2 million for fiscal years 2008, 2007 and 2006, respectively. Net cash provided in 2008 was mostly attributable to cash received from the exercise of stock options. Net cash provided in 2007 was due primarily to the net proceeds of $55.9 million received from our initial public offering and the issuance of our $7.4 million of senior secured convertible notes, net of issuance costs. These convertible notes were purchased by existing preferred stockholders or their affiliates. Interest on the notes was 4.0% per annum, payable semi-annually with all payments of interest until December 31, 2008 being paid in shares of our common stock and thereafter, in cash. The notes and accrued interest were converted into shares of our common stock at the rate of $6.00 per share upon the July 2, 2007 closing of our initial public offering. Cash provided by financing activities in 2006 was due to proceeds from the exercise of stock options.

Our investment policies are designed to provide liquidity, preserve capital and achieve an acceptable return on invested assets. As of January 2, 2009, our investment portfolio consisted primarily of U.S. treasury and U.S. government agency funds and fixed-income securities. The weighted average maturity is less than twelve months. We utilize investment vehicles such as treasuries, U.S. government agency funds, commercial paper, certificates of deposit, auction rate securities, and corporate and Euro bonds.

As of January 2, 2009, $5.3 million of our $23.5 million in short-term and long-term investments were comprised of municipal notes, preferred stock investments and a student loan backed security with an auction reset feature (“auction rate securities”). The municipal notes are issued by various state and local municipal entities for the purpose of public projects and other activities. All of the municipal notes carry AA credit ratings or above. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. All of the preferred stock investments carry AAA credit ratings. The student loan backed auction rate security is a state issued higher education loan which is substantially insured by the U.S. government.

        Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 28 or 35 days. In mid- February 2008 the auction rate securities markets became disrupted and we experienced auction failures for the first time. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited. These developments resulted in the classification of these securities as long-term investments in our consolidated financial statements at January 2, 2009. Furthermore, during the three months ended June 27, 2008, one of our auction rate securities was no longer valued by the pricing vendor utilized by our investment broker and therefore was measured using unobservable inputs. We measured the fair value of this auction rate security using a discounted cash flow model and applied a discount rate of AAA rated corporate bonds with a two year maturity further discounted to incorporate lack of liquidity in the student loan backed ARS market. As a result of this valuation, we recorded a temporary impairment charge of $0.2 million on this investment for the quarter ended June 27, 2008. There was no change in the impairment amount during the three months ended October 3, 2008. During the quarter ended January 2, 2009 we recorded additional $0.1 million impairment on the above investment using our valuation model and determined that the impairment of this student loan backed auction rate security is other-than-temporary based on no activity during the last six months and no indication of intent or ability for the issuer to call or repay the debt. Due to the highly illiquid nature of the underlying student loan securities, it is not highly probable that we will have the ability to hold this security until it is liquidated by the issuer or until the market for this security recovers.

During the quarter ending October 3, 2008, the financial market for debt securities started to see decreasing trading activity as investors became concerned about liquidity in financial institutions. As a result, several of our Bonds and Notes which were issued by financial institutions experienced a significant decline in trading volume and the market for these specific debt securities was considered inactive as of October 3, 2008. These debt securities were transferred to Level 3 during the three months ended October 3, 2008 due to the fact that there were no active markets for such securities and therefore we could no longer rely on the valuation of the pricing vendor utilized by our investment broker since the observable inputs were not obtainable. The pricing provided by our investment broker on these inactively trading debt securities were based on a very low volume of trades that were likely forced liquidations or distressed sales and were not part of orderly transactions. We measured the fair value of these securities using a discounted cash flow model that incorporated discount rates of corporate bonds with similar credit ratings adjusted for our estimate of default risk and spread premiums for the specific issuers. As a result of this valuation, we recorded a temporary impairment charge of $0.2 million on these investments for the quarter ended October 3, 2008. During the quarter ended January 2, 2009, the market for these securities improved and we confirmed with our investment broker that active trading had resumed. Based on the availability of observable inputs, we transferred these securities from Level 3 to Level 2 during the quarter ended January 2, 2009 and reduced temporary impairment charge from $0.2 million at October 3, 2008 to $0.1 million at January 2, 2009.

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

Contractual Obligations

The following table describes our contractual obligations as of January 2, 2009:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating Leases	$5,300	$877	$1,638	$1,825	$960
Inventory purchase commitments (1)	557	557	—	—	—

Total	$5,857	$1,434	$1,638	$1,825	$960

(1)	Open purchase obligations represent inventory commitments. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

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

Interest rate risk. We had cash, cash equivalents and investments of $68.7 million as of January 2, 2009, which were held for working capital and strategic purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and achieve an acceptable return without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk and reduce exposure, we maintain our portfolio of cash equivalents and short-term and long-term investments in investment grade securities that are primarily of a conservative nature. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations.

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

At January 2, 2009, we held $5.3 million in auction rate securities and consider them inactively traded securities. The rate of interest paid on the auction rate securities is determined at auctions held at pre-determined intervals, usually every seven, 28 or 35 days. If sufficient clearing bids are not made in a particular auction, that can result in the inability to liquidate the asset-backed securities in the auction. All of our auction rate securities held as of January 2, 2009 had experienced failed auctions, although some of them were called by the issuers during the year ended January 2, 2009. There can be no assurance that auctions on the auction rate securities in our investment portfolio will succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may decline even further and we may record additional temporary or other than temporary impairment charges. Credit ratings and the market for debt securities may continue to worsen which may also require us to record other than temporary impairment charges. For more information on fair value assumptions please see Note 4, “Fair Value Measurements”, of the financial statements.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of AuthenTec, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AuthenTec, Inc and its subsidiaries (the Company) at January 2, 2009 and December 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 4 to the consolidated financial statements, effective December 29, 2007 the Company changed the manner in which it measures fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
March 18, 2009

AuthenTec, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	As of
	January 2, 2009	December 28, 2007
Assets
Current assets
Cash and cash equivalents	$45,193	$15,703
Short-term investments	18,132	42,573
Accounts receivable, net of allowances of $41 and $23, respectively	3,985	6,374
Inventory	5,770	5,120
Other current assets	839	820

Total current assets	73,919	70,590
Long-term investments	5,334	8,066
Other long-term assets	494	673
Property and equipment, net	3,716	2,605

Total assets	$83,463	$81,934

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,050	$3,917
Accrued compensation and benefits	1,505	1,998
Other accrued liabilities	3,422	4,983

Total current liabilities	8,977	10,898
Deferred Rent	417	—

Total liabilities	9,394	10,898

Commitments and contingencies (see note 5)

Stockholders’ equity
Common stock, $.01 par value; 100,000 shares authorized; 28,628 and 27,745 issued and outstanding at January 2, 2009 and December 28, 2007	286	277
Additional paid-in capital	149,837	146,729
Other comprehensive loss	(129)	—
Accumulated deficit	(75,925)	(75,970)

Total stockholders’ equity	$74,069	$71,036

Total liabilities and stockholders’ equity	$83,463	$81,934

The accompanying notes are an integral part of these consolidated financial statements.

AuthenTec, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Revenue	$63,948	$52,344	$33,174
Cost of revenue	33,397	27,554	19,264

Gross profit	30,551	24,790	13,910

Operating expenses
Research and development	16,459	12,876	9,631
Selling and marketing	9,466	9,112	7,067
General and administrative	6,580	5,750	5,084

Total operating expenses	32,505	27,738	21,782

Loss from operations	(1,954)	(2,948)	(7,872)

Other income (expense):
Warrant expense	—	(9,637)	(2,195)
Interest expense	—	(110)	—
Impairment on investments	(266)	—	—
Interest income	2,265	1,798	285

Total other income (expense), net	1,999	(7,949)	(1,910)

Income (loss) before income tax expense	45	(10,897)	(9,782)

Income tax expense	—	—	—

Net income (loss)	$45	$(10,897)	$(9,782)

Net income (loss) per common share, basic	$0.00	$(0.80)	$(15.18)
Net income (loss) per common share, diluted	$0.00	$(0.80)	$(15.18)

Shares used in computing basic net income (loss) per common share	28,339	13,681	644
Shares used in computing diluted net income (loss) per common share	30,308	13,681	644

The accompanying notes are an integral part of these consolidated financial statements.

AuthenTec, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Junior Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2005	4,500	45	478	5	1,213	(55,291)	—	(54,028)
Exercise of stock options	—	—	266	2	174	—	—	176
Stock-based compensation	—	—	—	—	95	—	—	95
Net loss	—	—	—	—	—	(9,782)	—	(9,782)

Balance, December 29, 2006	4,500	45	744	7	1,482	(65,073)	—	(63,539)
Exercise of stock options	—	—	342	4	160	—	—	164
Exercise of warrants	—	—	977	9	581	—	—	590
Stock-based compensation	—	—	—	—	1,086	—	—	1,086
Reclassification of Warrant Liability	—	—	—	—	9,199	—	—	9,199
Conversion of Jr Preferred Stock	(4,500)	(45)	1,125	11	34	—	—	—
Conversion of Redeemable Preferred Stock	—	—	17,671	177	70,788	—	—	70,965
Conversion of Senior Secured Convertible Notes and asociated accrued interest (net of issuance costs)	—	—	1,260	13	7,504	—	—	7,517
Proceeds from initial public offering (net of offering costs)	—	—	5,625	56	55,887	—	—	55,943
Issuance of Common stock	—	—	1	—	8	—	—	8
Net loss	—	—	—	—	—	(10,897)	—	(10,897)

Balance, December 28, 2007	—	$—	27,745	$277	$146,729	$(75,970)	—	$71,036
Exercise of stock options	—	—	837	9	665	—	—	674
Exercise of warrants	—	—	44	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,418	—	—	2,418
Issuance of Common stock	—	—	2	—	25	—	—	25
Unrealized loss on investments	—	—	—	—	—	—	(129)	(129)
Net income	—	—	—	—	—	45	—	45

Balance, January 2, 2009	—	$—	28,628	$286	$149,837	$(75,925)	$(129)	$74,069

The accompanying notes are an integral part of these consolidated financial statements.

AuthenTec Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Cash flows from operating activities
Net income (loss)	$45	$(10,897)	$(9,782)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,085	826	468
Amortization of deferred Rent	3	—	—
Increase (decrease) in bad debt provision	18	(52)	(45)
Increase in inventory provision	422	590	343
Stock-based compensation expense	2,418	1,086	95
Warrant expense	—	9,637	2,195
Interest accrued on senior secured convertible notes	—	110	—
Decrease (increase) in investment discounts/premiums	75	(310)	—
Impairment on investments	266	—	—
Purchase of research and development software	250	—	—
Decrease (increase) in assets:
Accounts receivable	2,371	(2,625)	890
Inventory	(1,072)	(1,211)	(886)
Other assets	278	(1,273)	(192)
Increase (decrease) in liabilities:
Accounts payable	(54)	1,662	241
Accrued compensation and benefits and other accrued liabilities	(2,135)	(90)	3,281
Lease incentive	500	—	—

Net cash provided by (used in) operating activities	4,470	(2,547)	(3,392)

Cash flows from investing activities
Purchase of property and equipment	(1,921)	(1,996)	(852)
Purchase of research and development software	(250)	—	—
Purchase of intellectual property	(120)	—	—
Purchase of available-for-sale investments	(7,008)	(64,661)	(5,846)
Redemption of available-for-sale investments	41,132	40,641	15,300
Purchase of held-to-maturity investments	(16,940)	(28,300)	—
Redemption of held-to-maturity investments	9,519	2,000	—

Net cash provided by (used in) investing activities	24,412	(52,316)	8,602

Cash flows from financing activities
Deferred initial public offering costs	(66)	—	—
Proceeds from exercise of stock options	674	164	176
Proceeds from exercise of preferred and common stock warrants	—	910	—
Proceeds from the issuance of senior secured convertible notes, net of issuance costs	—	7,407	—
Proceeds from initial public offering of common stock, net of offering costs	—	56,009	—

Net cash provided by financing activities	608	64,490	176

Net increase in cash and cash equivalents	29,490	9,627	5,386
Cash and cash equivalents, beginning of period	15,703	6,076	690

Cash and cash equivalents, end of period	$45,193	$15,703	$6,076

Supplemental non-cash disclosures
Accrued purchase of property and equipment	$273	—	—
Exercise of 1,595 preferred stock warrants	—	$3,558	—
Exercise of 54 common stock warrants	$137	—	—
Redemption of shares on exercise of 158,590 stock options	$63	—	—
Stock issuance	$25	$8	—
Accrued deferred offering costs	—	$66	—
Reclassification of warrant liability to equity upon initial public offering	—	$9,199	—
Reclassification of senior secured convertible notes and associated accrued interest to equity upon initial public offering	—	$7,610	—

The accompanying notes are an integral part of these consolidated financial statements.

AuthenTec, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Organization

AuthenTec, Inc., a Delaware corporation incorporated in 1998 for the purpose of developing and commercializing certain Harris Corporation technology. In 1998, we entered into an Assignment and Assumption Agreement with HVFM-V, L.P. (“HVFM”), a venture capital affiliate of Harris Corporation, for the rights, title and interests under a Technology Transfer Agreement between HVFM and Harris Corporation.

Nature of Business

We are a leading mixed-signal semiconductor company providing fingerprint authentication sensors and solutions to the PC and wireless device markets. Our products are based on our patented TruePrint technology which uses radio-frequency signals to detect fingerprint patterns from the live, highly-conductive layer of skin that lies just beneath the skin’s dry outer surface layer. We primarily sell our products to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs or contract manufacturers. We operate a fabless manufacturing model, whereby manufacturing requirements are outsourced to third parties.

Initial Public Offering

On July 2, 2007, we completed our initial public offering, selling 5,625,000 shares of our common stock and yielding approximately $56,000 common stock and $55,887,000 additional paid in capital proceeds to us, net of offering costs of approximately $1,600,000. At that time, all shares of our outstanding convertible preferred stock were converted into approximately 18,796,000 shares of common stock, resulting in an incease in common stock of approximately 188,000 and an increase in additional paid in capital of approximately $70,822,000. In addition, the preferred stock warrant liability with a carrying value of approximately $9,199,000 was reclassified to additional paid in capital upon conversion of these preferred stock warrants into warrants to purchase the aforementioned common stock. Our outstanding senior secured convertible notes and the associated accrued interest were converted into approximately 1,260,000 shares of our common stock at the rate of $6.00 per share, increasing common stock by approximately $13,000 and additional paid in capital by approximately $7,504,000.

Principles of Consolidation

The consolidated financial statements include accounts of AuthenTec, Inc. and our wholly owned subsidiaries: AuthenTec K.K. and AuthenTec (Shanghai) Co., Ltd. All significant intercompany accounts and transactions have been eliminated.

Beginning with 2006, we adopted a fiscal year ending on the Friday closest to December 31. In prior years, we operated on a fiscal year ending on December 31. The change was made to simplify reporting and to provide for improved comparability between reporting periods. Fiscal year 2008 began December 29, 2007 and ended January 2, 2009. Fiscal year 2008 contained 53 weeks.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity resulting from non-owner sources. Accumulated other comprehensive loss includes unrealized losses on investment securities classified as available-for-sale of $0.1 million and zero at January 2, 2008 and December 28, 2007, respectively. During the years ended January 2, 2009 and December 28, 2007, $0.3 million and zero of unrealized losses on available-for-sale investment securities were transferred into earnings as a result of other-than-temporary impairment charge.

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

We recognize revenue from product sales to customers when products are shipped, the title and risk of loss has passed to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Our sales to certain distributors are made under agreements allowing for limited returns or credits under certain circumstances and we defer recognition of revenue on sales to these distributors until the products are resold by the distributor to the end-user. We assess the ability to collect from our customers based on a number of factors, including credit worthiness and any past transaction history of the customer. If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and other revenue recognition criteria have been met. During the second quarter of 2007, we changed our contract terms with a few major distributors. The new terms do not allow for a right of return or price protection, which terms under our old agreements, have previously caused sales to these distributors to be deferred until resold to end customers. We therefore now recognize revenue to these distributors upon shipment. At the time of the contract changes, this created an increase to revenue and decrease in deferred revenue of approximately $566,000 since such term changes were retroactive to prior shipments also.

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

	Fiscal Year Ended
	January 2, 2009	December 28, 2007
	(In thousands)
Balance — beginning of year	$135	$181
Accruals for sales in the period	205	14
Costs incurred	(125)	(60)

Balance — end of year	$215	$135

Cash, Cash Equivalents and Investments

Our investments are tailored to appropriately balance the trade-off between the preservation of capital and return. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our other investments that include auction rate securities, corporate and euro bonds, medium and short term notes and certificates of deposits are classified as investments and are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We have classified our auction rate securities as available-for-sale (AFS) and reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported in other comprehensive income (loss), a separate component of stockholders’ equity. For any losses that are deemed other than temporary in nature, they are reported in our Consolidate Statement of Operations. At December 28, 2007, we classified our corporate and euro bonds, medium and short term notes and certificates of deposit as held-to-maturity (HTM) investments and reported them at amortized cost. Due to lack of liquidity in the auction rate securities market and instability in various financial markets experienced in the beginning of 2008, we decided to reevaluate our investment strategies. Although we had a positive intent and ability to hold our HTM investments at the time of their purchase, during the quarter ended March 28, 2008 we redeemed some of our HTM investments prior to their maturity in order to balance our investment portfolio. Even though we consider the environment at the time of the decision to sell these securities to be unprecedented, we have reclassified all of our remaining HTM investments to AFS and reported unrealized gains (losses) in other comprehensive income (loss) at January 2, 2009.

Notes to Consolidated Financial Statements — (Continued)

The following table reports redemptions of investments, classified as HTM at December 28, 2007 and before reclassification to AFS, during the year ended January 2, 2009.

	Net Carrying Value	Realized Gain/(Loss)
	(In thousands)
Corporate bonds	$1,000	$11
Notes	3,313	(5)

Total	$4,313	$6

The table above does not include $5.2 million in redemptions of certificates of deposit upon their maturity during the year ended January 2, 2009.

The following table represents transfers of investments from HTM to AFS during the year ended January 2, 2009.

	Net Carrying Value	Unrealized Gain
	(In thousands)
Certificates of deposits	$5,585	$32
Corporate bonds	17,499	66
Euro bonds	2,094	14
Notes	9,289	18

Total	$34,467	$130

The following table reports investment holdings at period end.

	As of				2008 Maturity Range
	Value		Unrealized Gain/(Loss)
	January 2, 2009	December 28, 2007	January 2, 2009	December 28, 2007
	(In thousands)				(In years)
Auction rate securities (AFS)	$5,334	$23,945	$—	—	> 6yrs
Certificates of deposits (AFS)	1,532	10,931	6	—	0.2 yrs
Corporate bonds (AFS)	7,548	11,609	1	—	0.1 - 0.3 yrs
Euro bonds (AFS)	995	1,025	(41)	—	0.4 yrs
Notes (AFS)	8,057	3,129	(95)	—	0.1 - 0.5 yrs

Total	$23,466	$50,639	$(129)	$—

As of January 2, 2009 and December 28, 2007, $5.3 million and $23.9 million, respectively of our $23.5 million and $50.6 million in short-term and long-term investments, respectively, were comprised of municipal notes, preferred stock and student loan backed investments with an auction reset feature (“auction rate securities”). The municipal notes are issued by various state and local municipal entities for the purpose of public projects and other activities. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan backed auction rate security is a state issued higher education loan which is substantially insured by the U.S. government.

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

Notes to Consolidated Financial Statements — (Continued)

rate that is generally above market rates for other types of similar short-term instruments and we continue to receive contractual payments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature.

All of our auction rate securities held at January 2, 2009 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist.

During the quarter ending October 3, 2008, the financial market for debt securities started to see decreasing trading activity as investors became concerned about liquidity in financial institutions. As a result, several of our Bonds and Notes experienced a significant decline in trading volume and therefore the market for these debt securities was considered inactive as of October 3, 2008. During the quarter ended January 2, 2009, however, these debt securities resumed more ordinary trading and we were able to obtain observable inputs for the valuation of these holdings.

We estimated the fair value of our short-term and long-term investments based our own analysis. Our estimates were based on assumptions we believe market participants would use in pricing similar assets in a current transaction, which could change significantly over time based on market conditions. Please refer to Note 4 Fair Value Measurements for more information.

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

Concentration of Credit Risk and Significant Customers and Suppliers

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, investments and accounts receivable. The majority of cash and cash equivalents are deposited with two credit worthy financial institutions and the federal government. We have not experienced any losses on deposits of cash and cash equivalents. We believe that the financial institutions are reputable and, accordingly, minimal credit risk exists. However, at times we have cash balances in these banks in excess of FDIC insurance limits.

We currently sell our products to a limited number of customers and maintain reserves for potential credit losses related to accounts receivable arising from sales of our products. We also perform credit evaluations of our customers and provide credit to certain customers in the normal course of business.

The following table illustrates the concentration of customer accounts receivable as a percent of total accounts receivable:

	As of
	January 2, 2009	December 28, 2007
Inventec Corporation	23%	37%
Lenovo Ltd.	15%	*
Compal Electronics, Inc.	10%	13%
Fujitsu Ltd.	*	21%
Richpower Electronic Devices Co.	*	15%

*	Less than 10%

Notes to Consolidated Financial Statements — (Continued)

A change in or loss of one or more of our customers could adversely effect results of operations. The following table illustrates the concentration of customer revenue as a percent of total revenue:

	Fiscal Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Inventec Corporation	18%	19%	14%
Richpower Electronic Devices Co.	15%	24%	*
Compal Electronics, Inc.	14%	15%	19%
Fujitsu Ltd.	13%	23%	32%
Edom Technology Co., Ltd.	11%	*	*

*	Less than 10%

In September 2008, we announced the loss of a 2009 design-in opportunity at one of our significant PC customers. We do not anticipate a revenue impact associated with this lost opportunity until late fiscal year 2009 or early fiscal year 2010.

For the years ended January 2, 2009, December 28, 2007, and December 29, 2006, sales to international customers accounted for 97%, 96%, and 92% of revenue, respectively.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation is provided on the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets (three to eight years). Depreciation of property, plant and equipment amounted to approximately $1,083,000, $826,000 and $468,000 for the years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively.

Intangible Assets

During the year ended January 2, 2009, we purchased certain patents subject to amortization for $120,000 with estimated useful lives ranging from 8.8 years to 18.5 years. We allocated the total purchase price individually to each patent family based on the weighted average remaining useful life and began amortizing them using straight-line amortization method over their remaining useful lives. These amortizable intangible assets are classified under other long-term assets on our Consolidated Balance Sheet.

The change in the carrying amount of intangible assets is as follows:

	As of January 2, 2009
	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(In thousands)
Patents subject to amortization (8-19 years)	$120	$2	$118

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

Amortization expense for intangible assets amounted to approximately $2,000 for the year ended January 2, 2009 and zero for the years ended December 28, 2007 and December 29, 2006. The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending December 27, 2013 is as follows:

Fiscal Year	Amount
2009	$8,400
2010	8,400
2011	8,400
2012	8,400
2013	8,400
$42,000

Deferred Rent

One of our leases contains predetermined fixed increases in the base rental rate over the term of the lease. For this lease, we recognize the related rental expense on a straight-line basis over the lease term. Additionally, the lessor under this lease agreement

Notes to Consolidated Financial Statements — (Continued)

provided an incentive to us in the form of funding for certain leasehold improvements made during the fiscal year ended January 2, 2009. We have recorded this lease incentive as deferred rent along with the difference between amounts charged to expenses and currently payable under the lease. The lease incentive is amortized as a reduction to lease expense over the lease term.

Research and Development

Development costs incurred in the research and development of products are expensed as incurred.

Advertising Expense

We expense advertising costs as incurred. Advertising expense was approximately $444,000, $430,000 and $166,000 for the years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively.

Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires us to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows. No impairment losses were recognized by us for the years ended January 2, 2009, December 28, 2007 and December 29, 2006.

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

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Fiscal Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
	(In thousands, except per share data)
Numerator:
Net income (loss)	$45	$(10,897)	$(9,782)

Denominator:
Denominator for basic income (loss) per share—weighted average common shares outstanding	28,339	13,681	644
Effect of dilutive securities:
Stock options and restricted stock units	1,965	—	—
Warrants to purchase common stock	4	—	—

Denominator for diluted income (loss) per share—weighted average common shares and potential common shares outstanding	30,308	13,681	644

Basic net income (loss) per share	$0.00	$(0.80)	$(15.18)

Diluted net income (loss) per share	$0.00	$(0.80)	$(15.18)

Notes to Consolidated Financial Statements — (Continued)

Basic and diluted net income (loss) per common share was the same for the years ended December 28, 2007 and December 29, 2006 as the impact of all potentially dilutive securities outstanding was anti-dilutive. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net income (loss) per common share for the periods presented because their inclusion would have had an anti-dilutive effect (in thousands):

	As of
	January 2, 2009	December 28, 2007	December 29, 2006
Mandatorily redeemable convertible preferred stock	—	—	17,984
Options to purchase common stock non vested restricted stock awards	2,237	3,779	3,153
Warrants to purchase common or preferred stock	25	79	2,127

	2,262	3,858	23,264

Accounting for Income Taxes

We account for income taxes under the provisions SFAS, No. 109, Accounting for Income Taxes. In applying SFAS No. 109, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. As of January 2, 2009, our total deferred tax assets were principally comprised of net operating loss carry forwards. As of January 2, 2009, based on the available objective evidence, we believe it is more likely than not that our deferred tax assets will not be realizable in the foreseeable future. We based this belief primarily on the fact that we have incurred cumulative pre-tax losses in all years since inception. Accordingly, we provided a full valuation allowance against our net deferred tax assets as of January 2, 2009. Should sufficient positive, objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, we would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The purpose of SFAS No. 157 is to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop measurements, and the effect of certain measurements on earnings for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. In February 2008, the FASB released a FASB Staff Position (“FSP”) 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was first effective for us on December 29, 2007 (See Note 4). We are currently evaluating the potential impact of the deferred part of SFAS No. 157 related to non-financial assets and liabilities on our results of operations and financial condition.

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

Notes to Consolidated Financial Statements — (Continued)

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 became effective for us in the fourth quarter of 2008 and is not expected to have a material impact on our financial statements.

In October 2008, the FASB issued Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FASB Statement No. 154, Accounting Changes and Error Corrections, paragraph 19). The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. We used this guidance for fair value measurement of our financial assets as of January 2, 2009.

2. Inventory

	As of
	January 2, 2009	December 28, 2007
	(In thousands)
Work-in-process	$4,343	$3,578
Finished goods	2,934	2,652
Valuation allowance	(1,507)	(1,110)

	$5,770	$5,120

Notes to Consolidated Financial Statements — (Continued)

3. Property, Plant and Equipment

		As of
	Useful Life (Years)	January 2, 2009	December 28, 2007
		(In thousands)
Production and lab equipment	3 - 8	$4,203	$3,199
Computer equipment	3 - 5	1,163	1,020
Office furniture and fixtures	3	526	452
Computer software	3 - 5	787	659
Leasehold improvements	3 - 6	1,179	334

Sub-total		7,858	5,664
Less: Accumulated depreciation		(4,142)	(3,059)

Property and equipment, net		$3,716	$2,605

Depreciation expense		$1,083	$826

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

At January 2, 2009 we had $61.3 million in cash equivalents, short-term and long-term investments that were subject to fair value measurements in accordance to SFAS No. 157.

Notes to Consolidated Financial Statements — (Continued)

The fair values of our investments based on the level of inputs are summarized below:

Description	Fair Value as of January 2, 2009	Level 1	Level 2	Level 3	Gains (losses)
		(In Thousands)
Treasury and U.S. government agency funds	$37,875	$37,875	$—	$—	$—
Corporate bonds	7,548	—	7,548	—	1
Medium and short term notes	8,057	—	8,057	—	(95)
Euro bonds	995	—	995	—	(41)
Certificates of deposit	1,532	—	1,532	—	6
Auction rate securities—municipal notes	1,300	—	1,300	—	—
Auction rate securities—preferred stock	2,900	—	2,900	—	—

Subtotal	60,207	37,875	22,332	—	(129)
Auction rate securities—student loans	1,134	—	—	1,134	(266)

Total	$61,341	$37,875	$22,332	$1,134	$(395)

In measuring fair value where Level 1 inputs were available, we used a single valuation technique which valued our securities based on quoted market prices. At January 2, 2009 our Treasury and U.S. government agency funds were measured using Level 1 inputs and the fair value was based on daily observable trades.

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

In measuring fair value where Level 3 inputs were available, we used a single valuation technique which valued our securities based on a multiple discounted cash flow scenarios with various liquidation time horizons . We believe that this pricing model reflects the assumptions a marketplace participant would use in valuing similar assets, which could change significantly over time based on market conditions. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, credit risk and ongoing strength and quality of market credit and liquidity.

At January 2, 2009 our student loan backed auction rate securities were measured using unobservable inputs with a fair value of $1.1 million which represented approximately one percent (1%) of total assets. The auction rate security was transferred to Level 3 during the three months ended June 27, 2008, because the pricing vendor utilized by our investment broker no longer valued this investment and therefore some of the inputs to measure fair value are no longer observable. Some of our debt securities were transferred to Level 3 during the three months ended October 3, 2008 due to the fact that there are currently no active markets for such securities and therefore we could no longer rely on the valuation of the pricing vendor utilized by our investment broker since the observable inputs are not obtainable. The pricing provided by our investment broker on these inactively trading debt securities were based on a very low volume of trades that were likely forced liquidations or distressed sales and were not part of orderly transactions. These investments resumed active trading during the three months ended January 2, 2009 and were therefore transferred back to Level 2.

Notes to Consolidated Financial Statements — (Continued)

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the twelve months ended January 2, 2009:

Description	Total	Auction Rate Securities	Corp and Euro Bonds	Short-Term Notes
	(In Thousands)
Beginning balance December 29, 2007	$—	$—	$—	$—
Purchases, issuances, and settlements	—	—	—	—
Transfers in/out of level 3	—	—	—	—
Realized/unrealized gain/(loss)
Included in earnings	—	—	—	—
Included in other comprehensive loss	—	—	—	—

Ending balance March 28, 2008	$—	$—	$—	$—

Purchases, issuances, and settlements	—	—	—	—
Transfers in/out of level 3	1,400	1,400	—	—
Realized/unrealized gain/(loss)
Included in earnings	—	—	—	—
Included in other comprehensive loss	(233)	(233)	—	—

Ending balance June 27, 2008	$1,167	$1,167	$—	$—

Purchases, issuances, and settlements	—	—	—	—
Transfers in/out of level 3	4,576	—	3,046	1,530
Realized/unrealized gain/(loss)
Included in earnings	—	—	—	—
Included in other comprehensive loss	(188)	6	(74)	(120)

Ending balance October 3, 2008	$5,555	$1,173	$2,972	$1,410

Purchases, issuances, and settlements	—	—	—	—
Transfers in/out of level 3	(4,382)	—	(2,972)	(1,410)
Realized/unrealized gain/(loss)
Included in earnings	(266)	(266)	—	—
Included in other comprehensive loss	227	227	—	—

Ending balance January 2, 2009	$1,134	$1,134	$—	$—

As of January 2, 2009, we classified $5.3 million of investments in ARS as long-term due to the fact that they had experienced failed auctions. The remaining securities with the value of $18.1 million have a maturity date of twelve months or less and therefore are classified as short-term investments on our Consolidated Balance Sheet.

During the three months ended January 2, 2009, we concluded that an impairment of approximately $266,000 on our student loan backed auction rate security is other-than-temporary as we do not think that it is probable that this investment will be liquidated in the foreseeable future and the decline in market value is therefore not temporary. Due to the highly illiquid nature of the underlying student loan securities, it is unclear as to whether we will have the ability to hold this security until it is liquidated by the issuer or until the market for this security recovers.

We have recorded unrealized losses of approximately $129,000 on our other securities which we believe to be temporary in nature due to the fact that these securities first experienced impairment approximately six months ago or less and they all mature within six months of the balance sheet date. These investments continue to carry strong credit ratings, and we have the intent and ability to hold these securities until the anticipated recovery in market value occurs given our current liquidity and capital structure. We will continue to monitor these securities and may be required to record an impairment charge if the decline in fair value is determined to be other- than- temporary.

Notes to Consolidated Financial Statements — (Continued)

5. Contractual Commitments

Operating leases and license fees

We lease our office space, equipment and certain design software under non-cancelable operating lease agreements. Future minimum lease payments under non-cancelable operating leases are approximately $877,000, $769,000, $869,000, $897,000, $928,000, and $960,000 for fiscal years 2009, 2010, 2011, 2012, 2013, and 2014 respectively. During the fiscal year ended December 28, 2007, we prepaid for licenses to be used over the next three years ending December 31, 2010. This cost will be amortized over the same period of time.

Rental expense under the operating leases was approximately $811,000, $701,000, and $473,000 for the years ended January 2, 2009, December 28, 2007, and December 29, 2006, respectively. License expense for the design software was approximately $449,000, $358,000, and $358,000 for the years ended January 2, 2009, December 28, 2007, and December 29, 2006, respectively.

Non-Cancelable Purchase Commitments

We enter into various inventory related purchase commitments with the third-party contract manufacturers and suppliers. We had approximately $557,000 of noncancelable purchase commitments with our contract manufacturers as of January 2, 2009. We expect to sell all products which we have committed to purchase.

License Agreements

We have entered into a software design license and maintenance agreement with a supplier. This agreement provided for quarterly payments of approximately $89,400, which were expensed as paid. Expense under this agreement for the years ended January 2, 2009, December 28, 2007, and December 29, 2006 was approximately $449,000, $358,000, and $358,000 respectively. The last of the quarterly payments were made during the fiscal year ended January 2, 2009. Also during the fiscal year ended December 28, 2007, we prepaid for licenses to be used over the next three years ending December 31, 2010. This cost will be amortized over the same period of time.

During 2002, we entered into a license agreement under which we obtained a nonexclusive right to use certain software technology through the term of the licensor’s copyrights on such technology. In exchange, we are required to pay a fee no lower than $.25 per copy. Under this agreement, we recorded license fee expense of approximately $0, $65,000 and $202,000 for the years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively.

In 2005, we entered into a license agreement for the use and modification of certain software technology for a term of 5 years in exchange for a non-recurring development fee of $175,000 and royalty payments of $.05 – $.12 per product sold with this technology based on the volume of products sold. We expensed the non-recurring development fee of $175,000 in 2005 and we recognized additional royalty related expense of $331,000 in 2008.

In 2007, we entered into a license agreement for the use of certain silicon technology for a term of five years, and renewable annually thereafter, in exchange for a non-recurring development fee of $70,000 and royalty payments of 2.5% – 3% of the cost of wafers manufactured with this technology. We expensed the non-recurring development fee of $70,000 in 2007 and we recognized additional royalty related expense of $113,000 in 2008.

During 2007, we entered into a license agreement under which we obtained a nonexclusive right to use certain software technology through the term of the licensor’s copyrights on such technology. In exchange, we are required to pay a fee no lower than $.15 per copy. Under this agreement, we recorded license fee expense of approximately $232,000 for the year ended January 2, 2009.

Legal Proceedings

Our industry is marked by a significant number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights.

On March 12, 2008, we filed a patent infringement lawsuit against Atrua Technologies, Inc. in the United States District Court, Northern District of California, alleging that Atrua’s fingerprint sensors infringe three of our patents. Two of the patents relate to fingerprint sensor packaging and the third relates to fingerprint sensor circuitry. On April 25, 2008, we amended the complaint to add allegations that Atrua’s fingerprint sensors infringe another two of our patents which relate to fingerprint circuitry. We seek monetary damages for infringement by Atrua’s fingerprint sensor products and an injunction against Atrua’s future infringement of the patents. Atrua answered the complaint on May 14, 2008 and filed counterclaims against us. The counterclaims allege infringement of an Atrua patent related to biometric imaging and various affirmative defenses. Both companies are asserting allegations related to unfair business practices. We believe that we have meritorious defenses to all of Atrua’s claims, and we intend to defend our interests vigorously. A case management order was issued by the Court on July 11, 2008 and set an initial claim construction hearing on two of

Notes to Consolidated Financial Statements — (Continued)

our five patents in the 2nd Quarter of 2009. Following the initial claim construction by the Court, a further case management conference will be conducted at which time the Court will decide how the case will proceed. Discovery is ongoing. It is difficult to determine under the Court’s Order when a trial may occur. Accordingly, it is difficult to estimate with any degree of probability the timing of future costs associated with this lawsuit.

On October 9, 2008, a complaint for violation of U.S. federal securities laws was filed by Brian Hoffman against AuthenTec, our CEO, Scott Moody, and CFO, Gary Larsen, in the United States District Court, Middle District of Florida. We strongly refute the unsubstantiated allegations in the complaint and filed a Motion to Dismiss or Strike the Complaint on December 4, 2008. A lead plaintiff, Robert Caruso, and lead counsel were appointed by the Court in December 2008 and were provided a short period to either amend the originally filed complaint or respond to our motion to dismiss. On January 9, 2009, an Amended Complaint was filed on behalf of a class of persons who purchased our common stock between October 29, 2007 and September 5, 2008 alleging that the defendants made false or misleading statements concerning our business, operations, and prospects and that the putative class suffered losses as a result. A Motion to Dismiss or Strike the Amended Complaint with Prejudice was filed on February 5, 2009. We believe that we have meritorious defenses to all of the securities claims, and we intend to defend our interests vigorously.

In addition to these legal proceedings, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. Depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

6. Income Taxes

The components of the provision for income taxes are as follows:

	Fiscal Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
	(in thousands)
Current tax provision:
Federal	$—	$(281)	$(1,182)
State	—	(16)	(224)
Foreign	(22)	(55)	—

	(22)	(352)	(1,406)
Deferred tax provision:
Federal	$430	220	(1,211)
State	24	12	(230)
Foreign	(68)	—	—

	386	232	(1,441)

	364	(120)	(2,847)

Valuation allowance	(364)	120	2,847

Total tax provision	$—	$—	$—

Notes to Consolidated Financial Statements — (Continued)

The reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Fiscal Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
	(in thousands)
Income taxes at federal statutory rate	$5	$(3,704)	$(3,326)
State income taxes, net of federal benefit	—	(132)	(391)
Non-deductible permanent items	281	3,709	870
Foreign rate differential	78	7	—
Federal valuation allowances, net of reversals	(454)	65	2,847
Foreign valuation allowances, net of reversals	90	55	—

Total	$—	$—	$—

The components of the net deferred tax asset and the tax effects of the primary differences giving rise to our deferred tax asset are as follows:

	As of
	January 2, 2009	December 28, 2007
	(in thousands)
Deferred tax assets:
Fixed assets	$128	$314
Allowance for bad debt	14	8
Inventory reserve	531	390
Deferred revenue	44	28
Accrued litigation	—	469
Accrued vacation and bonus	381	620
Unrealized loss on investment	94	—
Other accrued liabilities	1,002	226
Chinese capitalized expenses	124	—
Foreign NOL	188	164
Federal and state NOLs	17,220	18,001

Total	19,726	20,220
Valuation allowance	(19,726)	(20,220)

Net deferred tax assets	$—	$—

At January 2, 2009, we have federal net operating loss carry forwards of approximately $48,878,000 available to reduce future taxable income, which will begin to expire in the year 2018.

At January 2, 2009, we have foreign net operating loss carry forwards of approximately $595,000 available to reduce future taxable income, which will begin to expire in the year 2012.

The entire balance of the deferred tax assets has been offset by a valuation allowance or uncertain tax provision since realization of any future benefit from deductible temporary differences and utilization of net operating loss carry forwards cannot be sufficiently assured at January 2, 2009.

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

In conjunction with the adoption of FIN 48, we analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified our federal tax return and state tax return in Florida as “major” tax jurisdictions, as defined. The periods subject to examination for our federal and Florida returns are the 2005 through 2008 tax years. We are not currently under audit by the Internal Revenue Service or the Florida Department of Revenue. As a result of the implementation of FIN 48, we recognized approximately $1,424,000 decrease in assets for unrecognized tax benefits associated with state net operating losses. The application of FIN 48 would have resulted in a decrease in retained earnings of approximately $1,424,000, except that the decrease was fully offset by the application of a valuation allowance. There have been no significant changes to these amounts during the year ended January 2, 2009. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at December 28, 2007	$1,424
Increase/(decrease) based on tax positions related to the current year	—
Increase/(decrease) for tax positions of prior years	—
Decrease related to settlements	—
Decrease related to the lapse of the statute of limitations	—

Balance at January 2, 2009	$1,424

We recognize interest and penalties related to uncertain tax positions in income tax expense which were zero as of and for the years ended January 2, 2009 and December 28, 2007.

Notes to Consolidated Financial Statements — (Continued)

7. Redeemable Preferred Stock

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

Notes to Consolidated Financial Statements — (Continued)

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

8. Warrants

During the year ended January 2, 2009, warrants to purchase approximately 54,000 shares of common stock were exercised and approximately 44,000 shares of common stock were issued after the net exercise through a cashless transaction.

As of January 2, 2009, approximately 25,000 warrants to purchase shares of our common stock were outstanding and exercisable. These warrants were issued on September 25, 2000 and January 5, 2001 with an exercise price of $9.00 and will expire on September 25, 2010.

Under FSP150-5, we were required to classify warrants to purchase shares of our mandatorily redeemable convertible preferred stock as liabilities and revalue them to fair value at the end of each reporting period. We recognized warrant expense for approximately $9,637,000 and $2,195,000 for years ended December 28, 2007 and December 29, 2006.

On July 2, 2007, the fair value ascribed to the warrants to purchase mandatorily redeemable convertible preferred stock, using the closing price of our common stock on the NASDAQ Global Market as of the closing of our initial public offering, was approximately $9,199,000. On that date, the carrying value of such warrants was reclassified to additional paid in capital as the underlying preferred stock securities were converted into common stock on that date and the warrants to purchase shares of redeemable convertible preferred stock were converted to warrants to purchase an equivalent number of shares of common stock. Warrants to purchase approximately 2,049,000 shares were exercised and approximately 1,789,000 shares were issued after the net exercise during the fiscal year ended December 28, 2007. Exercise of approximately 1,595,000 shares and issuance of approximately 1,335,000 shares from the aforementioned warrants was a cashless transaction.

Notes to Consolidated Financial Statements — (Continued)

9. Stock Options

In 1998, we adopted a stock option plan, which we later amended and restated into our 2004 Stock Incentive Plan, which authorized our Board of Directors to grant incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights, stock and phantom stock awards, performance awards and other stock-based awards to employees, directors, officers, and consultants. As of January 2, 2009, the total number of shares authorized under our 2004 Stock Incentive Plan by the Board of Directors was approximately 4,720,000 and the total number of shares available to grant was approximately 6,000.

In June 2007, our “2007 Stock Incentive Plan” was approved by our Board of Directors and stockholders. This plan allows for the grant of incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights, stock and phantom stock awards, performance awards and other stock-based awards to employees, officers, directors, and other individuals providing bona fide services to us or any of our affiliates. As of January 2, 2009, the total number of shares authorized under our 2007 Stock Incentive Plan by the Board of Directors was approximately 3,524,000 and the total number of shares available to grant was approximately 2,546,000.

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

A summary of the stock option activity is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding as of December 28, 2007	3,779	$2.51
Granted	877	11.83
Forfeited	(172)	10.00
Exercised	(866)	0.85

Outstanding as of January 2, 2009	3,618	$4.81

The total intrinsic value of options exercised during the years ended January 2, 2009, December 28, 2007 and December 29, 2006 was approximately $8,188,000, $3,212,000 and $261,000, respectively.

During the fiscal year ended January 2, 2009 we granted initial restricted stock units. Restricted stock units granted under the 2007 Stock Incentive Plan are either incentive or performance based awards that will result in a payment to a participant in shares of our common stock. The incentive based awards vest as the service conditions are met while the performance based awards also have performance conditions as well as usual service conditions. The plan administrator will determine the number of shares and the conditions that must be satisfied, which typically are based on achievement of performance milestones and service conditions.

Restricted stock awards are measured at fair value based on the market price which is determined upon the closing price of our common stock on the NASDAQ Global Market on the date of the grant.

Notes to Consolidated Financial Statements — (Continued)

A summary of the restricted stock activity for the year ended January 2, 2009 is presented below:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value per Share
Outstanding as of December 28, 2007	—	$—
Granted	165	13.72
Forfeited	(5)	13.74
Vested	—	—

Outstanding as of January 2, 2009	160	$13.71

We estimate expected forfeitures based on our historical experience and recognize compensation cost over a four-year vesting period on a straight-line basis. Any performance based awards are recognized in earnings over the requisite service period for each separately vesting protion of the award.

The total unrecognized stock-based compensation for options and restricted stock awards granted accounted for under SFAS No. 123(R) was approximately $7,954,000 as of January 2, 2009. These options had a remaining weighted-average period over which they are expected to be recognized of 2.9 years as of January 2, 2009.

The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values were based on estimates at the date of grant as follows:

	Fiscal Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Grant date fair value	$5.73	$5.07	$1.95
Expected life (in years)	4.9	5.9	6.3
Risk free rate	3%	5%	5%
Volatility	55%	93%	116%
Dividend yield	0%	0%	0%
Estimated forfeiture rate	10%	9%	10%

Prior to our initial public offering, given the absence of an active market for our common stock, our board of directors was required to estimate the fair value of our common stock for purposes of determining stock-based compensation expense. Our board considered objective and subjective factors in determining the estimated value of our common stock on each option grant date, including the timing of the grant in relation to previous valuation dates, the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock, our stage of development and revenue growth, the hiring of key personnel, the likelihood of achieving a liquidity event, such as our initial public offering or sale, for the shares of common stock underlying the options given prevailing market conditions, and valuations conducted by independent valuation consultants (PCE Valuation, LLC). The independent valuation firm used a discounted cash flow approach to estimate the aggregate enterprise value of our company at each valuation date during 2006. The discounted cash flow approach involves applying appropriate risk adjusted discount rates to estimated debt-free cash flow, based on forecasted revenues and costs. The projections used in connection with these valuations were based on contemporaneously prepared forecasts of our operating performance through the year 2019.

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

The following table contains information about outstanding stock options at January 2, 2009 (in thousands, except years and per share data):

Exercisable Options:
Number of options	2,035
Average exercise price	$1.77
Aggregate intrinsic value	$2,096
Weighted average remaining contractual life	5.7 years

Outstanding Options:
Number of options	3,618
Average exercise price	$4.81
Aggregate intrinsic value	$2,172
Weighted average remaining contractual life	7.0 years

10. Employee Benefit Plans

We maintain a 401(k) plan for our employees. The plan has provisions to allow for company matching. We have chosen not to exercise such provisions. To be eligible to participate, employees must be 21 years of age, and are expected to work a minimum of 1,000 hours during the year.

We have bonus plans, based on revenue and operating income goals, which provide incentive compensation for certain officers and employees. Amounts charged to expense for such incentive compensation totaled approximately $541,000, $1,314,000 and $661,000 in fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively.

Notes to Consolidated Financial Statements — (Continued)

11. Segment Information

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

The following table is based on the geographic location of the original equipment manufacturers, original design manufacturer, contract manufacturer or the distributors who purchased our products. For sales to our distributors, their geographic location may be different from the geographic locations of the ultimate end customers. Sales by geography for the periods indicated were:

	Fiscal Year Ended
	January 2, 2009		December 28, 2007		December 29, 2006
	Revenue $	% of Total	Revenue $	% of Total	Revenue $	% of Total
	(In thousands)
Asia/Pacific	$48,709	76%	$36,379	69%	$17,127	52%
Japan	12,459	19	12,548	24	11,515	35
United States	1,649	3	2,181	4	2,676	8
Canada	1,021	2	917	2	1,431	4
Europe	110	0	319	1	425	1

	$63,948	100%	$52,344	100%	$33,174	100%

% Int’l	97%		96%		92%

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

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the disclosure controls and procedures were effective as of January 2, 2009 to provide reasonable assurance of the achievement of these objectives.

Notes to Consolidated Financial Statements — (Continued)

Management’s Annual Report on Internal control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of January 2, 2009.

The effectiveness of the Company’s internal control over financial reporting as of January 2, 2009 has been audited by PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears under Item 8.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended January 2, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 2, 2009.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 2, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 2, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 2, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 2, 2009.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
	(in thousands)
Year ended January 2, 2009
Bad debt allowance	$23	$18	$—	$41
Income tax valuation allowance	20,220	—	(494)	19,726
Inventory valuation allowance	1,110	422	(25)	1,507

Year ended December 28, 2007
Bad debt allowance	75	—	(52)	23
Income tax valuation allowance	21,737	—	(1,517)	20,220
Inventory valuation allowance	520	590	—	1,110

Year ended December 29, 2006
Bad debt allowance	120	—	(45)	75
Income tax valuation allowance	18,892	2,845	—	21,737
Inventory valuation allowance	$177	$343	$—	$520

(a)(3) Exhibits

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

Exhibit Number	Description of Document
3.3	Amended and restated certificate of incorporation of AuthenTec, Inc. (1)

3.4	Amended and restated bylaws of AuthenTec, Inc. (1)

4.1	Specimen stock certificate for shares of common stock of AuthenTec, Inc. (1)

4.3	Form of Preferred Stock Purchase Warrant (1)

4.4	Form of Warrant to Purchase Shares of Series C Preferred Stock (1)

10.1	AuthenTec, Inc. 2004 Stock Incentive Plan, as amended (1)

10.2	Form of Incentive Stock Option Agreement under 2004 Stock Incentive Plan (1)

10.3	Form of Non statutory Stock Option Agreement under 2004 Stock Incentive Plan (1)

10.4	Form of directors’ and officers’ Indemnity Agreement (1)

10.5	Office lease dated March 2, 2004, by and between AuthenTec, Inc. and Maria Towers, LLC. (1)

10.6	Commercial lease dated December 27, 2006, by and between AuthenTec, Inc. and Rialto, LLC. (1)

10.8	Employment Agreement dated March 21, 2005 between AuthenTec, Inc. and Lawrence J. Ciaccia, Jr. (1)

10.9	Employment Agreement dated November 13, 2006 between AuthenTec, Inc. and Frederick R. Jorgenson. (1)

10.10	Employment Agreement dated December 12, 2006 between AuthenTec, Inc. and Gary R. Larsen (1)

10.11	Form of Change of Control Agreement (1)

10.12	AuthenTec, Inc. 2007 Stock Incentive Plan (1)

10.13	Form of Incentive Stock Option Grant Agreement under 2007 Stock Incentive (1)

10.14	Form of Non statutory Stock Option Grant Agreement Plan under 2007 Stock Incentive Plan (1)

10.15	Executive Employment Agreement, dated June 7, 2007 between AuthenTec, Inc. and F. Scott Moody (1)

10.16	Office lease dated March 3, 2008, by and between AuthenTec, Inc. and Rialto, LLC (2)

10.17	First Amendment to Employment Agreement dated December 22, 2008 between AuthenTec, Inc. and F. Scott Moody

10.18	First Amendment to Employment Agreement dated December 19, 2008 between AuthenTec, Inc. and Lawrence J. Ciaccia, Jr.

10.19	Third Amendment to Employment Agreement dated December 19, 2008 between AuthenTec, Inc. and Frederick R. Jorgenson

10.20	Second Amendment to Employment Agreement dated December 19, 2008 between AuthenTec, Inc. and Gary R. Larsen

10.21	Amendment to Form of Change of Control Agreement (Exec)

21.1	Subsidiaries of AuthenTec, Inc. (1)

23.1	Consent of PricewaterhouseCoopers LLP

Exhibit Number	Description of Document
23.2	Consent of PCE Valuation, LLC

24.1	Power of Attorney (included in signature pages)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the company’s Registration Statement on Form S-1 (File No. 333-141348) effective June 26, 2007.
(2)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q, filed May 5, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTEC, INC.

By:	/s/ F. Scott Moody
F. Scott Moody Chief Executive Officer

Date: March 18, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ F. Scott Moody
F. Scott Moody	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 18, 2009

/s/ Gary R. Larsen
Gary Larsen	Chief Financial Officer (Principal Accounting and Financial Officer)	March 18, 2009

/s/ Chris Fedde	Director
Chris Fedde		March 18, 2009

/s/ Matthew P. Crugnale	Director
Matthew P. Crugnale		March 18, 2009

/s/ Robert E. Grady	Director
Robert E. Grady		March 18, 2009

/s/ Gustav H. Koven III	Director
Gustav H. Koven		March 18, 2009

/s/ William Washecka	Director
William Washecka		March 18, 2009