Form 10-Q
period 2009-04-03
AUTHENTEC INC
filed 2009-05-13
CIK 1138830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33552

AuthenTec, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59-3521332
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

AuthenTec, Inc.

100 Rialto Place, Suite 100

Melbourne, FL 32901

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(321) 308-1300

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

N/A

(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 13, 2009 there were 28,619,649 shares of common stock outstanding.

AUTHENTEC, INC.

AuthenTec, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	As of
	April 3, 2009	January 2, 2009
Assets
Current assets
Cash and cash equivalents	$54,092	$45,193
Short-term investments	6,750	18,132
Accounts receivable, net of allowances of $33 and $41, respectively	3,097	3,985
Inventory	4,577	5,770
Other current assets	1,047	839

Total current assets	69,563	73,919
Long-term investments	5,306	5,334
Other long-term assets	398	494
Property and equipment, net	3,522	3,716

Total assets	$78,789	$83,463

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,191	$4,050
Accrued compensation and benefits	856	1,505
Other accrued liabilities	3,964	3,422

Total current liabilities	8,011	8,977
Deferred rent	448	417

Total liabilities	8,459	9,394

Commitments and contingencies (see note 10)

Stockholders’ equity
Common stock, $.01 par value; 100,000 shares authorized; 28,652 and 28,628 issued and outstanding at April 3, 2009 and January 2, 2009	286	286
Additional paid-in capital	150,548	149,837
Other comprehensive loss	(57)	(129)
Accumulated deficit	(80,447)	(75,925)

Total stockholders’ equity	$70,330	$74,069

Total liabilities and stockholders’ equity	$78,789	$83,463

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 3, 2009	March 28, 2008
Revenue	$7,038	$15,514
Cost of revenue	3,663	7,828

Gross profit	3,375	7,686

Operating expenses
Research and development	3,805	4,098
Selling and marketing	2,020	2,472
General and administrative	2,219	1,668

Total operating expenses	8,044	8,238

Loss from operations	(4,669)	(552)

Other income (expense):
Impairment on investments	(28)	—
Interest income	175	740

Total other income (expense), net	147	740

Net income (loss)	$(4,522)	$188

Net income (loss) per common share, basic	$(0.16)	$0.01

Net income (loss) per common share, diluted	$(0.16)	$0.01

Shares used in computing basic net income (loss) per common share	28,647	27,927

Shares used in computing diluted net income (loss) per common share	28,647	30,525

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 3, 2009	March 28, 2008
Cash flows from operating activities
Net income (loss)	$(4,522)	$188
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	319	233
Amortization of deferred rent	22	—
Increase (decrease) in bad debt provision	(8)	17
Increase (decrease) in inventory provision	(84)	236
Stock-based compensation expense	702	399
Decrease (increase) in investment discounts/premiums	153	(375)
Impairment on investments	28	—
Purchase of research and development software	—	250
Decrease (increase) in assets:
Accounts receivable	896	(161)
Inventory	1,277	765
Other assets	(115)	182
Increase (decrease) in liabilities:
Accounts payable	(833)	810
Accrued compensation and benefits and other accrued liabilities	(13)	(1,999)

Net cash provided by (used in) operating activities	(2,178)	545

Cash flows from investing activities
Purchase of property and equipment	(232)	(184)
Purchase of research and development software	—	(250)
Purchase of available-for-sale investments	—	(7,008)
Redemption of available-for-sale investments	11,300	19,551
Purchase of held-to-maturity investments	—	(16,940)
Redemption of held-to-maturity investments	—	9,519

Net cash provided by investing activities	11,068	4,688

Cash flows from financing activities
Deferred initial public offering costs	—	(66)
Proceeds from exercise of stock options	9	206

Net cash provided by financing activities	9	140

Net increase in cash and cash equivalents	8,899	5,373
Cash and cash equivalents, beginning of period	45,193	15,703

Cash and cash equivalents, end of period	$54,092	$21,076

Supplemental non-cash disclosures
Accrued purchase of property and equipment	$162	—
Exercise of 54 common stock warrants	—	$137
Stock issuance	—	$9

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements include the accounts of AuthenTec, Inc and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. In our opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended April 3, 2009 are not indicative of the results that may be expected for the year ending January 1, 2010 or for any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 2, 2009 contained in our Form 10-K.

The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

We utilize a 52/53 week fiscal year. Our current 52 week fiscal year will end on January 1, 2010. References to past or future quarterly or annual periods in our financial statements are to those respective fiscal periods which vary from exact calendar quarters or years.

2. Net Income (Loss) Per Share

We calculate net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities, which consist of common stock options, restricted stock awards and warrants to purchase common stock. The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share amounts).

	Three Months Ended
	April 3, 2009	March 28, 2008
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(4,522)	$188

Denominator:
Denominator for basic income (loss) per share - weighted average common shares outstanding	28,647	27,927
Effect of dilutive securities:
Stock options and restricted stock units	—	2,590
Warrants to purchase common stock	—	8

Denominator for diluted income (loss) per share - weighted average common shares and potential common shares outstanding	28,647	30,525

Basic net income (loss) per share	$(0.16)	$0.01

Diluted net income (loss) per share	$(0.16)	$0.01

Basic and diluted net loss per common share was the same for the three months ended April 3, 2009. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net income (loss) per common share as of April 3, 2009 and March 28, 2008 because their inclusion would have had an anti-dilutive effect:

	As of
	April 3, 2009	March 28, 2008
	(In thousands)
Options to purchase common stock and non vested restricted stock awards	5,048	498
Warrants to purchase common or preferred stock	—	—

Total	5,048	498

3. Cash, Cash Equivalents and Investments

Our investments are tailored to appropriately balance the trade-off between the preservation of capital and return. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our other investments that include auction rate securities, corporate and euro bonds, medium and short term notes and certificates of deposits are classified as investments and are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We have classified our investments as available-for-sale (AFS) and reported at fair value, with temporary unrealized gains and losses, if any, excluded from earnings and reported in other comprehensive income (loss), a separate component of stockholders’ equity. For any losses that are deemed other than temporary in nature, they are reported in our Consolidated Statement of Operations.

The following table reports investment holdings at period end.

	As of
	Value		Unrealized Gains/(Losses)		Maturity Range
	April 3, 2009	January 2, 2009	April 3, 2009	January 2, 2009
	(In thousands)				(In years)
Auction rate securities (AFS)	$5,306	$5,334	$—	$—	>6 yrs
Certificates of deposits (AFS)	—	1,532	—	6	N/A
Corporate bonds (AFS)	—	7,548	—	1	N/A
Euro bonds (AFS)	1,040	995	(8)	(41)	0.2 yrs
Notes (AFS)	5,710	8,057	(49)	(95)	0.2 yrs

Total	$12,056	$23,466	$(57)	$(129)

As of April 3, 2009 and January 2, 2009, $5.3 million of our $12.1 million and $23.5 million in short-term and long-term investments, respectively, were comprised of municipal notes, preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The municipal notes are issued by various state and local municipal entities for the purpose of public projects and other activities. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan auction rate security is a state issued higher education loan which is substantially insured by the U.S. government.

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

4. Fair Value Measurements

Effective December 29, 2007, we adopted SFAS No. 157, Fair Value Measurements (“the Standard”) as it relates to recurring financial assets and liabilities. Effective January 3, 2009, we adopted SFAS 157 as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on our consolidated financial statements. The Standard defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS No. 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS No. 123R Share Based Payment.)

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

Recurring Fair Value Measurements

At April 3, 2009, we had $61.6 million in cash equivalents, short-term and long-term investments that were subject to fair value measurements in accordance to SFAS No. 157.

The fair values of our investments based on the level of inputs are summarized below:

	Fair Value Measurements
	As of April, 2009					As of January 2, 2009
Description	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)
	(In Thousands)					(In Thousands)
Treasury and Government agency funds	$49,508	$49,508	$—	$—	$—	$37,875	$37,875	$—	$—	$—
Corporate bonds	—	—	—	—	—	7,548		7,548		1
Medium and short term notes	5,710	—	5,710	—	(49)	8,057	—	8,057	—	(95)
Euro bonds	1,040	—	1,040	—	(8)	995	—	995	—	(41)
Certificates of deposit	—	—	—	—	—	1,532		1,532		6
Auction rate securities	5,306	—	4,200	1,106	(294)	5,334	—	4,200	1,134	(266)

Total	$61,564	$49,508	$10,950	$1,106	$(351)	$61,341	$37,875	$22,332	$1,134	$(395)

In measuring fair value where Level 1 inputs were available, we used a single valuation technique which valued our securities based on quoted market prices. At April 3, 2009 our Treasury and U.S. government agency funds were measured using Level 1 inputs and the fair value was based on daily observable trades.

In measuring fair value where Level 2 inputs were available, we used valuations performed by an independent pricing vendor utilized by our investment broker for our bonds and notes. In measuring fair value of our municipal notes and preferred stock auction rate securities (ARS), we used valuations performed by the same pricing vendor as well as a the most recent history of redemptions by the issuers of auctions rate securities and a discounted cash flow model. The discounted cash flow model took into consideration the interest being earned on these securities versus interest earned on similar securities such as Corporate and Municipal bonds. Most of the assumptions used are observable in the market place and can be derived from or are supported by observable data at which transactions were (are) executed in the market place.

In measuring fair value where Level 3 inputs were available, we used a single valuation technique which valued our securities based on a multiple discounted cash flow scenarios with various liquidation time horizons. We believe that this pricing model reflects the assumptions a marketplace participant would use in valuing similar assets, which could change significantly over time based on market conditions. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, credit risk and ongoing strength and quality of market credit and liquidity.

At April 3, 2009 our student loan backed auction rate security was measured using unobservable inputs with a fair value of $1.1 million which represented approximately two percent (2%) of total assets measured at fair value. The auction rate security is measured using Level 3 inputs because the pricing vendor utilized by our investment broker is no longer valuing this investment and therefore some of the inputs to measure fair value are no longer observable.

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the three months ended April 3, 2009:

Description	Auction Rate Securities
(In Thousands)
Beginning balance January 2, 2009	$1,134
Realized/unrealized gains and losses
Included in earnings	(28)
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in/(out) of Level 3	—

Ending balance April 3, 2009	$1,106

As of April 3, 2009, we classified $5.3 million of investments in ARS as long-term due to the fact that they had experienced failed auctions. The remaining securities with the value of $6.8 million have a maturity date of twelve months or less and therefore are classified as short-term investments on our Consolidated Balance Sheet.

During the three months ended April 3, 2009, we concluded that an impairment of approximately $28,000 on our student loan backed auction rate security is other-than-temporary as we do not think that it is probable that this investment will be liquidated in the foreseeable future and the decline in market value is therefore not temporary. Due to the highly illiquid nature of the underlying student loan securities, it is unclear as to whether we will have the ability to hold this security until it is liquidated by the issuer or until the market for this security recovers.

We concluded that no temporary impairment losses occurred during the three months ended April 3, 2009.

Non-recurring Fair Value Measurements

We did not have any non-financial liabilities as of April 3, 2009. Our non-financial assets are reviewed for potential impairment and considered for the need to perform an impairment test pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We did not have any fair value measurements during the first quarter.

5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity resulting from non-owner sources. The components of our comprehensive income (loss) are as follows:

	For the three months ended
	April 3, 2009	March 28, 2008
	(In thousands)
Net income (loss)	$(4,522)	$188
Unrealized gain on AFS investments	72	130

Comprehensive income (loss)	$(4,450)	$318

6. Inventory

	As of
	April 3, 2009	January 2, 2009
	(In thousands)
Work-in-process	$3,923	$4,343
Finished goods	2,069	2,934
Valuation allowance	(1,415)	(1,507)

Total	$4,577	$5,770

7. Property and Equipment

		As of
	Useful Life (Years)	April 3, 2009	January 2, 2009
		(In thousands)
Production and Lab Equipment	3 - 8	$4,329	$4,203
Computer Equipment	3 - 5	1,167	1,163
Office Furniture and Fixtures	3	527	526
Computer Software	3 - 5	787	787
Leasehold Improvements	3 - 6	1,168	1,179

Subtotal		7,978	7,858
Less: Accumulated Depreciation		(4,456)	(4,142)

Total		$3,522	$3,716

Depreciation expense was approximately $316,000 and $239,000 for the three months ended April 3, 2009 and March 28, 2008, respectively.

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

Three Months Ended April 3, 2009
(In thousands)
Balance — beginning of period	$215
Reversals of warranty liabilities accrued	(30)
Costs incurred	(1)

Balance — end of period	$184

9. Intangible Assets

Intangible assets consisted of the following:

	As of April 3, 2009			As of January 2, 2009
	Gross carrying value	Accumulated Amortization	Net Book Value	Gross carrying value	Accumulated Amortization	Net Book Value
	(In thousands)			(In thousands)
Patents subject to amortization (8-19 years)	$120	$5	$115	$120	$2	$118

Amortization expense for intangible assets amounted to approximately $3,000 and none for the three months ended April 3, 2009 and March 28, 2008, respectively. The estimated aggregate amortization expense for the cumulative five years ending December 27, 2013 amounts to approximately $42,000.

10. Commitments

Legal Proceedings

On March 12, 2008, we filed a patent infringement lawsuit against Atrua Technologies, Inc. in the United States District Court, Northern District of California, alleging that Atrua’s fingerprint sensors infringe three of our patents. Two of the patents relate to fingerprint sensor packaging and the third relates to fingerprint sensor circuitry. On April 25, 2008, we amended the complaint to add allegations that Atrua’s fingerprint sensors infringe another two of our patents which relate to fingerprint circuitry. We seek monetary damages for infringement by Atrua’s fingerprint sensor products and an injunction against Atrua’s future infringement of the patents. Atrua answered the complaint on May 14, 2008 and filed counterclaims against us. The counterclaims allege infringement of an Atrua patent related to biometric imaging and various affirmative defenses. Both companies are asserting allegations related to unfair business practices. Atrua’s claims of unfair business practices include allegations of trade secret misappropriation. Atrua requested a preliminary injunction, a temporary restraining order, and the right to add additional unfair competition counterclaims. The Court denied these requests. Following these denials, Atrua filed a new lawsuit on March 20, 2009 in the United States District Court, Northern District of California and alleged trade secret misappropriation by AuthenTec. Without any substantive action by the Court and prior to AuthenTec answering the new complaint, Atrua voluntarily dismissed this separate action on April 13, 2009.We believe that we have meritorious defenses to all of Atrua’s remaining claims, and we intend to defend our interests vigorously. An initial claim construction hearing on two of our five patents is currently set for May 2009. Following the initial claim construction by the Court, a further case management conference will be conducted at which time the Court will decide how the case will proceed. Discovery is ongoing. It is difficult to determine under the Court’s Order when a trial may occur. Accordingly, it is difficult to estimate with any degree of probability the timing of future costs associated with this lawsuit.

On October 9, 2008, a complaint for violation of U.S. federal securities laws was filed by Brian Hoffman against AuthenTec, our CEO, Scott Moody, and CFO, Gary Larsen, in the United States District Court, Middle District of Florida. We strongly refute the unsubstantiated allegations in the complaint and filed a Motion to Dismiss or Strike the Complaint on December 4, 2008. A lead plaintiff, Robert Caruso, and lead counsel were appointed by the Court in December 2008 and were provided a short period to either amend the originally filed complaint or respond to our motion to dismiss. On January 9, 2009, an Amended Complaint was filed on behalf of a class of persons who purchased our common stock between October 29, 2007 and September 5, 2008 alleging that the defendants made false or misleading statements concerning our business, operations, and prospects and that the putative class suffered losses as a result. We filed a Motion to Dismiss or Strike the Amended Complaint with Prejudice on February 5, 2009 and a hearing on this Motion was held on March 20, 2009. The court has not yet ruled on the Motion to Dismiss, and discovery currently is stayed. We believe that we have meritorious defenses to all of the securities claims, and are defending our interests vigorously. At April 3, 2009, we recorded a receivable in other current assets in our Consolidated Balance Sheet for approximately $270,000 from our insurance carrier for litigation costs incurred in excess of deductible levels as realization of these claims for recovery are deemed probable.

In addition to these legal proceedings, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. Depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

11. Stock-Based Compensation

A summary of the stock options activity for the three months ended April 3, 2009 is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding as of January 2, 2009	3,618	$4.81
Granted	976	1.50
Forfeited	(22)	7.10
Exercised	(19)	0.47

Outstanding as of April 3, 2009	4,553	$4.10

The total intrinsic value of options exercised during the three months ended April 3, 2009 was approximately $29,000.

Restricted stock units are granted under the 2007 Stock Incentive Plan and are either incentive or performance based awards that will result in a payment to a participant in shares of our common stock. The incentive based awards vest as the service conditions are met while the performance based awards also have performance conditions as well as usual service conditions. The plan administrator will determine the number of shares and the conditions that must be satisfied, which typically are based on achievement of performance milestones and service conditions.

Restricted stock awards are measured at fair value based on the market price which is determined upon the closing price of our common stock on the NASDAQ Global Market on the date of the grant. We estimate expected forfeitures based on our historical experience and recognize compensation cost over a four-year vesting period on a straight-line basis.

A summary of the restricted stock activity for the three months ended April 3, 2009 is presented below:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding as of January 2, 2009	160	$13.71
Granted	415	1.52
Forfeited	(75)	13.69
Vested/Issued	(5)	12.27

Outstanding as of April 3, 2009	495	$3.51

The total intrinsic value of restricted stock units vested during the three months ended April 3, 2009 was approximately $6,000.

The total unrecognized stock-based compensation for stock option and restricted stock awards granted accounted for under SFAS No. 123R was approximately $8,525,000 as of April 3, 2009. These awards had a remaining weighted-average period over which they are expected to be recognized of 2.7 years as of April 3, 2009.

The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values were based on estimates at the date of grant as follows:

	Three Months Ended
	April 3, 2009	March 28, 2008
Grant date fair value	$0.84	$5.19
Expected life (in years)	4.5	4.9
Risk free rate	2%	3%
Volatility	71%	55%
Dividend yield	0%	0%
Estimated forfeiture rate	10%	8%

12. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The purpose of SFAS No. 157 is to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop measurements, and the effect of certain measurements on earnings for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. In February 2008, the FASB released a FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, (FSP 157-2), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was first effective for us on December 29, 2007 (See Note 4). Effective January 3, 2009, we adopted FSP 157-2. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on our consolidated financial statements.

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

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 also requires additional disclosures on information that can be used to assess the extent to which future cash flows associated with intangible assets are affected by an entity’s intent or ability to renew or extend such arrangements and on associated accounting policies. We adopted FSP 142-3 FSP 142-3, Determination of the Useful Life of Intangible Assets on January 3, 2009. The adoption did not have a material impact on our consolidated results of operations or financial condition. FSP 142-3 may impact us in the future if we acquire intellectual property or other intangible assets.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FASB Statement No. 154, Accounting Changes and Error Corrections, paragraph 19). The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. We used this guidance for fair value measurement of our financial assets as of January 2, 2009.

On April 9, 2009, the FASB simultaneously issued the following three FSPs:

•

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance to companies for determining fair values of financial instruments for which there is no active market or quoted prices may represent distressed transactions. The guidance includes a reaffirmation of the need to use judgment in certain circumstances.

•

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires companies to provide additional fair value information for certain financial instruments in interim financial statements, similar to what is currently required to be disclosed on an annual basis.

•

FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the existing guidance regarding impairments for investments in debt securities. Specifically, it changes how companies determine if impairment is considered to be other-than-temporary and the related accounting. This standard also provides for increased disclosures.

These FSPs apply to both interim and annual periods and will be effective for us beginning April 4, 2009. We are in the process of evaluating these standards but don’t believe they will have a material impact on our financial condition and results of operations.

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

Overview

We are a leading mixed-signal semiconductor company providing fingerprint authentication sensors and solutions to the PC and wireless device markets. Since our inception in 1998, we have shipped over 45 million sensors which have been integrated into over 250 different models of laptops, desktops and PC peripherals as well as over 10 million mobile phones. We shipped approximately two million sensor units in the three months ended April 3, 2009, as compared to four million sensor units we shipped in the three months ended March 28, 2008.

Since inception, we have invested heavily in research and development and had not achieved profitability prior to the year ended January 2, 2009. From our incorporation through 2000, we were primarily engaged in the design and development of our first products, which we began shipping commercially in 2000. Our revenue has grown from $13.8 million in 2004 to $63.9 million in 2008, driven primarily by demand in the PC and wireless device markets. We expect sales of our products for use in the PC and wireless device markets to continue to represent a substantial portion of our revenue in the foreseeable future. In the first quarter of 2009, we experienced a sequential decline in revenue, as compared to the fourth quarter 2008, as customer demand continued to be impacted by weakened macroeconomic conditions. We expect these weakened macroeconomic conditions to continue throughout 2009, which will adversely impact our revenue.

We primarily sell our products to OEMs, ODMs, or contract manufacturers. Our customers’ products are complex and require significant time to define, design and ramp to volume production. Our sales cycle begins with our selling and marketing staff and application engineers engaging with our customers’ system designers and management, which is typically a multi-month, or even multi-year, process. If we are successful, a customer will decide to incorporate our solution in its product, which we refer to as a design-win. Because the sales cycles for our products are long, we incur expenses to develop and sell our products, regardless of whether we achieve the design-win and well in advance of generating revenue, if any, from those expenditures. We do not have long-term purchase commitments from any of our customers, as sales of our products are generally made under individual purchase orders. However, once one of our products is incorporated into a customer’s design, it is likely to remain designed in for the life cycle of its product although no guarantee of how much the customer will buy, if any. We believe this to be the case because a redesign of a product already in production would generally be time consuming and expensive. We have experienced revenue growth due to an increase in the number of our products offered, an expansion of our customer base, an increase in the number of design-wins within any one customer and an increase in the average revenue per design-win. In September 2008, we issued a press release and held a conference call which, in part, disclosed the loss of a 2009 design in opportunity at one of our significant PC customers. We do not anticipate a revenue impact associated with this loss until late fiscal year 2009 or early fiscal year 2010.

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

Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products, timely introduction of new products and general economic conditions. Our ability to maintain profitability will also be affected by the extent to which we must incur additional expenses associated with building our product and expenses in sales, marketing, development, and general and administrative capabilities to expand our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. The following are material trends that are creating opportunities and risks to our business, and a discussion of how we are responding.

•

The global macroeconomic downturn has accelerated the growth in sales of lower-cost PCs, including netbooks. The fingerprint sensor attach rate in lower-cost PCs is lower relative to more expensive, feature rich models. To increase penetration of the lower-cost PC market, we are focusing development efforts on lower-cost fingerprint sensors and client application software tailored for use in this growing portion of the PC market. We expect to introduce a small, lower-cost fingerprint sensor for the PC market, codenamed “Marcy,” in 2009. These new solutions are tailored for consumer PCs and the growing portion of the lower-cost laptop market.

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

•

Weak macroeconomic conditions which impacted our fourth quarter results and continued into our first quarter of 2009, resulting in another sequential decline in revenue and a net loss. In anticipation of this situation, we took actions to reduce our expenses including workforce reductions, cancellation of our bonus plan for 2009, salary reductions for select employees, and reductions in numerous discretionary expenses.

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

Research and development expenses. Research and development expenses primarily include personnel, the cost of fabrication masks, engineering development software, depreciation and amortization associated with capital equipment and intellectual property, third-party development support, allocated facilities expense, and stock-based compensation under SFAS 123(R). All research and development costs are expensed as incurred.

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

General and administrative expenses. General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit, tax compliance fees, allocated facilities expense, and stock-based compensation under SFAS 123(R). As we align our operating expenses with current economic conditions, we expect general and administrative expenses to decrease on an absolute dollar basis, though legal expenses associated with our lawsuits could more than offset these expense reductions.

Other income (expense) net. Other income (expense) net includes interest income earned on our short term and long term investments of cash and cash equivalents.

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

Our critical accounting policies as of April 3, 2009 are consistent with those discussed in our annual report on Form 10-K for the year ended January 2, 2009.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Three Months Ended
	April 3, 2009	March 28, 2008
Revenue	100%	100%
Cost of revenue	52	51

Gross margin	48	49

Operating expenses
Research and development	54	26
Selling and marketing	29	16
General and administrative	31	11

Total operating expenses	114	53

Loss from operations	(66)	(4)

Total other income (expense), net	2	5

Net income (loss)	(64)%	1%

Comparison of the Three months Ended April 3, 2009 and March 28, 2008

Revenue. Our revenue was $7.0 million for the three months ended April 3, 2009 as compared to $15.5 million for the three months ended March 28, 2008, a decrease of $8.5 million, or 55%. During the first quarter of 2009, we experienced a substantial decline in revenue, as compared to the first quarter of 2008, as customer demand continued to be impacted by the weakened macroeconomic conditions. Our revenue was further impacted in the first quarter of 2009 as PC customers reduced their inventory levels to keep pace with the decline in end-user demand that began in the fourth quarter of 2008. We expect these weakened macroeconomic conditions to continue throughout 2009, which will adversely impact our revenue.

Cost of revenue and gross margin. Our cost of revenue was $3.7 million for the three months ended April 3, 2009 as compared to $7.8 million for the three months ended March 28, 2008, resulting in a gross profit of $3.4 million for the three months ended April 3, 2009 as compared to $7.7 million for the three months ended March 28, 2008, a decrease of $4.3 million, or 56%. Our gross margin was 48% in the three months ended April 3, 2009 as compared to 49% in the three months ended March 28, 2008. Lower revenues and changes in product mix were primary causes of the decrease in gross profit.

Research and development expenses. Research and development expenses were $3.8 million for the three months ended April 3, 2009 as compared to $4.1 million for the three months ended March 28, 2008, a decrease of $0.3 million, or 7%. Research and development expenses were 54% and 26% of revenue for the three months ended April 3, 2009 and March 28, 2008, respectively. The decrease in the first quarter of 2009 was primarily due to the purchase and expensing of research and development software in the first quarter of 2008 for $0.3 million, a decrease in outside contractor support of $0.1 million and a decrease in travel spending of $0.1 million due to a more restrictive travel policy. These decreases were partially offset by an increase of $0.2 million which were costs associated with a reduction in workforce.

Selling and marketing expenses. Selling and marketing expenses were $2.0 million for the three months ended April 3, 2009, as compared to $2.5 million for the three months ended March 28, 2008, a decrease of $0.5 million, or 20%. Selling and marketing expenses were 29% and 16% of revenue for the three months ended April 3, 2009 and March 28, 2008, respectively. The decrease in selling and marketing expenses in the first quarter of 2009 resulted from lower sales commissions and incentive compensation of $0.3 million as an outcome of lower revenue results, a decrease in travel spending of $0.2 million and outside services of $0.1 million due to tighter spending controls. These decreases were partially offset by $0.1 million costs associated with a reduction in workforce.

General and administrative expenses. General and administrative expenses were $2.2 million for the three months ended April 3, 2009 as compared to $1.7 million for the three months ended March 28, 2008, an increase of $0.5 million, or 29%. General and administrative expenses were 31% and 11% of revenue for the three months ended April 3, 2009 and March 28, 2008, respectively. The increase in the three months ended April 3, 2009 was primarily attributable to an increase in outside legal fees of $0.4 million associated with litigation and higher audit fees.

Other income (expense), net. Other income (expense), net decreased by $0.6 million to a net other income of $0.1 million for the three months ended April 3, 2009 mostly attributable to lower interest income due to the significant decline in interest rates between the reporting periods, related to the change in our investment strategy as well as overall market conditions.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations, the issuance and sale of our common and preferred stock and senior secured convertible debt. Our cash, cash equivalents and investments were $66.1 million as of April 3, 2009, a decrease of $2.5 million from January 2, 2009. The decrease in our cash, cash equivalents and investments as of April 3, 2009 was primarily attributable to the cash used in operations.

	Three Months Ended
	April 3, 2009	March 28, 2008
	(In thousands)
Consolidated statement of cash flows data:
Purchase of property and equipment	$(232)	$(184)
Cash flows from operating activities	(2,178)	545
Cash flows from investing activities	11,068	4,688
Cash flows from financing activities	9	140

Operating activities. Net cash used in operating activities was $2.2 million in the three months ended April 3, 2009, primarily due to net loss for the period, partially offset by a decrease in accounts receivable mostly due to lower revenue and a decrease in inventory due to stringent inventory management.

Investing activities. Net cash provided by investing activities was $11.1 million in the three months ended April 3, 2009, due to a change in investment strategy whereby proceeds of maturing investments are being reinvested in the Treasury and Government agency funds.

Financing activities. Net cash provided by our financing activities is a result of proceeds received from exercise of stock options.

We believe our $60.9 million of cash and cash equivalents and short term investments at April 3, 2009, as well as expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months.

Our investment policies are designed to provide liquidity, preserve capital and achieve an acceptable return on invested assets. As of April 3, 2009, our investment portfolio consisted primarily of U.S. treasury and U.S. government agency funds and fixed-income securities. The weighted average maturity is less than twelve months. We utilize investment vehicles such as treasuries, U.S. government agency funds, commercial paper, auction rate securities, and Euro bonds.

As of April 3, 2009, $5.3 million of our $12.1 million in short-term and long-term investments were comprised of municipal notes, preferred stock investments and a student loan backed security with an auction reset feature (“auction rate securities”). The municipal notes are issued by various state and local municipal entities for the purpose of public projects and other activities. All of the municipal notes carry AA credit ratings or above. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. All of the preferred stock investments carry AAA credit ratings. The student loan backed auction rate security is a state issued higher education loan which is substantially insured by the U.S. government.

Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 28 or 35 days. In mid- February 2008 the auction rate securities markets became disrupted and we experienced auction failures for the first time. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited. These developments resulted in the classification of these securities as long-term investments in our consolidated financial statements at April 3, 2009. Furthermore, one of our auction rate securities is no longer being valued by the pricing vendor utilized by our investment broker and therefore was measured using unobservable inputs. We measured the fair value of this auction rate security using a discounted cash flow model and applied a discount rate of AAA rated corporate bonds with a two year maturity further discounted to incorporate lack of liquidity in the student loan backed ARS market. During the three months ended April 3, 2009, we recorded a $28,000 impairment on the above investment using our valuation model and determined that the impairment of this student loan backed auction rate security is other-than-temporary based on no activity during the last twelve months and no indication of intent or ability for the issuer to call or repay the debt. Due to the highly illiquid nature of the underlying student loan securities, it is not highly probable that we will have the ability to hold this security until it is liquidated by the issuer or until the market for this security recovers.

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

Contractual Obligations

There were no significant changes during the three months ended April 3, 2009 in our reported payments due under contractual obligations and disclosed contingent contractual obligations at January 2, 2009, as described in our Annual Report on Form 10-K, filed March 18, 2009.

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

Interest rate risk. We had cash, cash equivalents and investments of $66.1 million as of April 3, 2009, which were held for working capital and strategic purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and achieve an acceptable return without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk and reduce exposure, we maintain our portfolio of cash equivalents and short-term and long-term investments in investment grade securities that are primarily of a conservative nature. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations.

Market risk. Our short term and long term investments consist of Treasury and Government agency funds, auction rate securities, Euro bonds and medium and short-term notes that are exposed to certain risks. Although these various investments are managed to a standard designed to avoid principal loss, market forces can have an adverse effect on asset valuations, and it is possible for these investment grade securities to lose a portion of the principal. The ability to determine the risks presented by these investments is limited by, among other things, restrictions on the ability to know the holdings or the collateral backing of the securities.

At April 3, 2009, we held $5.3 million in auction rate securities and consider them inactively traded securities. The rate of interest paid on the auction rate securities is determined at auctions held at pre-determined intervals, usually every seven, 28 or 35 days. If sufficient clearing bids are not made in a particular auction, that can result in the inability to liquidate the asset-backed securities in the auction. All of our auction rate securities held as of April 3, 2009 had experienced failed auctions. There can be no assurance that auctions on the auction rate securities in our investment portfolio will succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may decline even further and we may record additional temporary or other than temporary impairment charges.

Credit ratings and the market for debt securities may continue to worsen which may also require us to record other than temporary impairment charges. For more information on fair value assumptions please see Note 4, “Fair Value Measurements”, of the financial statements.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of April 3, 2009 to provide reasonable assurance of the achievement of these objectives.

Changes in internal controls. There was no change in our internal control over financial reporting during the quarter ended April 3, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On March 12, 2008, we filed a patent infringement lawsuit against Atrua Technologies, Inc. in the United States District Court, Northern District of California, alleging that Atrua’s fingerprint sensors infringe three of our patents. Two of the patents relate to fingerprint sensor packaging and the third relates to fingerprint sensor circuitry. On April 25, 2008, we amended the complaint to add allegations that Atrua’s fingerprint sensors infringe another two of our patents which relate to fingerprint circuitry. We seek monetary damages for infringement by Atrua’s fingerprint sensor products and an injunction against Atrua’s future infringement of the patents. Atrua answered the complaint on May 14, 2008 and filed counterclaims against us. The counterclaims allege infringement of an Atrua patent related to biometric imaging and various affirmative defenses. Both companies are asserting allegations related to unfair business practices. Atrua’s claims of unfair business practices include allegations of trade secret misappropriation. Atrua requested a preliminary injunction, a temporary restraining order, and the right to add additional unfair competition counterclaims. The Court denied these requests. Following these denials, Atrua filed a new lawsuit on March 20, 2009 in the United States District Court, Northern District of California and alleged trade secret misappropriation by AuthenTec. Without any substantive action by the Court and prior to AuthenTec answering the new complaint, Atrua voluntarily dismissed this separate action on April 13, 2009.We believe that we have meritorious defenses to all of Atrua’s remaining claims, and we intend to defend our interests vigorously. An initial claim construction hearing on two of our five patents is currently set for May 2009. Following the initial claim construction by the Court, a further case management conference will be conducted at which time the Court will decide how the case will proceed. Discovery is ongoing. It is difficult to determine under the Court’s Order when a trial may occur. Accordingly, it is difficult to estimate with any degree of probability the timing of future costs associated with this lawsuit.

On October 9, 2008, a complaint for violation of U.S. federal securities laws was filed by Brian Hoffman against AuthenTec, our CEO, Scott Moody, and CFO, Gary Larsen, in the United States District Court, Middle District of Florida. We strongly refute the unsubstantiated allegations in the complaint and filed a Motion to Dismiss or Strike the Complaint on December 4, 2008. A lead plaintiff, Robert Caruso, and lead counsel were appointed by the Court in December 2008 and were provided a short period to either amend the originally filed complaint or respond to our motion to dismiss. On January 9, 2009, an Amended Complaint was filed on behalf of a class of persons who purchased our common stock between October 29, 2007 and September 5, 2008 alleging that the defendants made false or misleading statements concerning our business, operations, and prospects and that the putative class suffered losses as a result. We filed a Motion to Dismiss or Strike the Amended Complaint with Prejudice on February 5, 2009 and a hearing on this Motion was held on March 20, 2009. The court has not yet ruled on the Motion to Dismiss, and discovery currently is stayed. We believe that we have meritorious defenses to all of the securities claims, and are defending our interests vigorously. At April 3, 2009, we recorded a receivable in other current assets in our Consolidated Balance Sheet for approximately $270,000 from our insurance carrier for litigation costs incurred in excess of deductible levels as realization of these claims for recovery are deemed probable.

In addition to these legal proceedings, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. Depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on the Form 10-K for the fiscal year ended January 2, 2009.

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Employment Agreement, dated April 3, 2009 between AuthenTec, Inc. and Anthony Iantosca
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTEC, INC.

By:	/s/ F. Scott Moody
F. Scott Moody
Chief Executive Officer
(on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

DATE: May 13, 2009

/s/ Gary R. Larsen
Gary R. Larsen
Chief Financial Officer
(as the Registrant’s Principal Financial Officer)