Form 10-Q
period 2009-07-03
AUTHENTEC INC
filed 2009-08-07
CIK 1138830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

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

At August 7, 2009 there were 28,634,377 shares of common stock outstanding.

AUTHENTEC, INC.

AuthenTec, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	As of
	July 3, 2009	January 2, 2009
Assets
Current assets
Cash and cash equivalents	$58,911	$45,193
Short-term investments	—	18,132
Accounts receivable, net of allowances of $33 and $41, respectively	4,246	3,985
Inventory	3,415	5,770
Other current assets	724	839

Total current assets	67,296	73,919
Long-term investments	5,242	5,334
Other long-term assets	302	494
Property and equipment, net	3,445	3,716

Total assets	$76,285	$83,463

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,232	$4,050
Accrued compensation and benefits	946	1,505
Other accrued liabilities	6,043	3,422

Total current liabilities	10,221	8,977
Deferred rent	470	417

Total liabilities	10,691	9,394

Commitments and contingencies (see note 10)

Stockholders’ equity
Common stock, $.01 par value; 100,000 shares authorized; 28,666 and 28,628 issued and outstanding at July 3, 2009 and January 2, 2009	286	286
Additional paid-in capital	151,497	149,837
Other comprehensive income (loss)	11	(129)
Accumulated deficit	(86,200)	(75,925)

Total stockholders’ equity	$65,594	$74,069

Total liabilities and stockholders’ equity	$76,285	$83,463

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Revenue	$8,446	$18,410	$15,484	$33,924
Cost of revenue	4,557	9,509	8,220	17,337

Gross profit	3,889	8,901	7,264	16,587

Operating expenses
Research and development	3,642	4,196	7,447	8,294
Selling and marketing	1,786	2,592	3,806	5,064
General and administrative	4,303	2,033	6,523	3,701

Total operating expenses	9,731	8,821	17,776	17,059

Income (loss) from operations	(5,842)	80	(10,512)	(472)

Other income (expense):
Impairment on investments	—	—	(28)	—
Interest income	89	571	265	1,311

Total other income, net	89	571	237	1,311

Net income (loss)	$(5,753)	$651	$(10,275)	$839

Net income (loss) per common share, basic	$(0.20)	$0.02	$(0.36)	$0.03

Net income (loss) per common share, diluted	$(0.20)	$0.02	$(0.36)	$0.03

Shares used in computing basic net income (loss) per common share	28,658	28,304	28,652	28,115

Shares used in computing diluted net income (loss) per common share	28,658	30,618	28,652	30,571

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 3, 2009	June 27, 2008
Cash flows from operating activities
Net income (loss)	$(10,275)	$839
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	635	491
Amortization of deferred rent	44	—
Increase (decrease) in bad debt provision	(8)	22
Increase (decrease) in inventory provision	(53)	355
Stock-based compensation expense	1,649	992
Decrease (increase) in investment discounts/premiums	321	(140)
Impairment on investments	28	—
Purchase of research and development software	—	250
Decrease (increase) in assets:
Accounts receivable	(253)	(1,821)
Inventory	2,408	(2,280)
Other assets	302	244
Increase (decrease) in liabilities:
Accounts payable	(764)	3,659
Accrued compensation and benefits and other accrued liabilities	2,096	(1,567)

Net cash provided by (used in) operating activities	(3,870)	1,044

Cash flows from investing activities
Purchase of property and equipment	(438)	(963)
Purchase of research and development software	—	(250)
Purchase of available-for-sale investments	—	(7,008)
Redemption of available-for-sale investments	18,015	30,520
Purchase of held-to-maturity investments	—	(16,940)
Redemption of held-to-maturity investments	—	9,519

Net cash provided by investing activities	17,577	14,878

Cash flows from financing activities
Deferred initial public offering costs	—	(66)
Proceeds from exercise of stock options	11	648

Net cash provided by financing activities	11	582

Net increase in cash and cash equivalents	13,718	16,504
Cash and cash equivalents, beginning of period	45,193	15,703

Cash and cash equivalents, end of period	$58,911	$32,207

Supplemental non-cash disclosures
Accrued purchase of property and equipment	$194	—
Exercise of 54 common stock warrants	—	$137
Stock issuance	—	$16

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements include the accounts of AuthenTec, Inc and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. In our opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended July 3, 2009 are not indicative of the results that may be expected for the year ending January 1, 2010 or for any other period.

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

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(5,753)	$651	$(10,275)	$839

Denominator:
Denominator for basic income (loss) per share - weighted average common shares outstanding	28,658	28,304	28,652	28,115
Effect of dilutive securities:
Stock options and restricted stock units	—	2,307	—	2,449
Warrants to purchase common stock	—	7	—	7

Denominator for diluted income (loss) per share - weighted average common shares and potential common shares outstanding	28,658	30,618	28,652	30,571

Basic net income (loss) per share	$(0.20)	$0.02	$(0.36)	$0.03

Diluted net income (loss) per share	$(0.20)	$0.02	$(0.36)	$0.03

Basic and diluted net loss per common share was the same for the three and six months ended July 3, 2009. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net income (loss) per common share as of July 3, 2009 and June 27, 2008 because their inclusion would have had an anti-dilutive effect:

	As of
	July 3, 2009	June 27, 2008
	(In thousands)
Options to purchase common stock and non vested restricted stock awards	5,097	1,033
Warrants to purchase common or preferred stock	25	—

	5,122	1,033

3. Cash, Cash Equivalents and Investments

Our investments are tailored to appropriately balance the trade-off between the preservation of capital and return. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our other investments that include auction rate securities, corporate and euro bonds, medium and short term notes and certificates of deposits are classified as investments and are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We have classified our investments as available-for-sale (AFS) and reported at fair value, with temporary unrealized gains and losses, if any, excluded from earnings and reported in other comprehensive income (loss), a separate component of stockholders’ equity. Under certain circumstances, a credit related loss, whether it is deemed temporary or other than temporary in nature, is reported in our Consolidated Statement of Operations.

The following table reports investment holdings at period end.

	As of
	Value		Unrealized Gains/(Losses) in Other Comprehensive Income (Loss)		Maturity Range
	July 3, 2009	January 2, 2009	July 3, 2009	January 2, 2009
	(In thousands)				(In years)
Auction rate securities (AFS)	$5,242	$5,334	$11	$—	>6 yrs
Certificates of deposits (AFS)	—	1,532	—	6	N/A
Corporate bonds (AFS)	—	7,548	—	1	N/A
Euro bonds (AFS)	—	995	—	(41)	N/A
Notes (AFS)	—	8,057	—	(95)	N/A

Total	$5,242	$23,466	$11	$(129)

As of July 3, 2009 and January 2, 2009, $5.2 million and $5.3 million of our $5.2 million and $23.5 million in short-term and long-term investments, respectively, were comprised of municipal notes, preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The municipal notes are issued by various state and local municipal entities for the purpose of public projects and other activities. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan auction rate security is a state issued higher education loan which is substantially insured by the U.S. government.

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

4. Fair Value Measurements

Effective December 29, 2007, we adopted SFAS No. 157, Fair Value Measurements (“the Standard”) as it relates to recurring financial assets and liabilities. Effective January 3, 2009, we adopted SFAS 157 as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on our consolidated financial statements. The Standard defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS No. 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures.

Valuation techniques considered under SFAS No. 157 are based on observable and unobservable inputs. The Standard classifies these inputs into the following hierarchy:

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

Recurring Fair Value Measurements

At July 3, 2009, we had $55.2 million in cash equivalents, short-term and long-term investments that were subject to fair value measurements in accordance to SFAS No. 157.

The fair values of our investments based on the level of inputs are summarized below:

	Fair Value Measurements
	As of July 3, 2009					As of January 2, 2009
Description	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)
	(In Thousands)					(In Thousands)
Treasury and Government agency funds	$49,979	$49,979	$—	$—	$—	$37,875	$37,875	$—	$—	$—
Corporate bonds	—	—	—	—	—	7,548	—	7,548	—	1
Medium and short term notes	—	—	—	—	—	8,057	—	8,057	—	(95)
Euro bonds	—	—	—	—	—	995	—	995	—	(41)
Certificates of deposit	—	—	—	—	—	1,532		1,532		6
Auction rate securities	5,242	—	4,125	1,117	(283)	5,334	—	4,200	1,134	(266)

Total	$55,221	$49,979	$4,125	$1,117	$(283)	$61,341	$37,875	$22,332	$1,134	$(395)

In measuring fair value where Level 1 inputs were available, we used a single valuation technique which valued our securities based on quoted market prices. At July 3, 2009 our Treasury and U.S. government agency funds were measured using Level 1 inputs and the fair value was based on daily observable trades.

In measuring fair value where Level 2 inputs were available, we used valuations performed by an independent pricing vendor utilized by our investment broker for our bonds and notes. In measuring fair value of our municipal notes and preferred stock auction rate securities (ARS), we used valuations performed by the same pricing vendor as well as a the most recent history of redemptions by the issuers of auctions rate securities and a discounted cash flow model. The discounted cash flow model took into consideration the interest being earned on these securities versus interest earned on similar securities such as Corporate and Municipal bonds. The significant assumptions used are observable in the market place and can be derived from or are supported by observable data at which transactions were (are) executed in the market place.

In measuring fair value where Level 3 inputs were available, we used a single valuation technique which valued our securities based on multiple discounted cash flow scenarios with various liquidation time horizons. We believe that this pricing model reflects the assumptions a marketplace participant would use in valuing similar assets, which could change significantly over time based on market conditions. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, credit risk and ongoing strength and quality of market credit and liquidity.

At July 3, 2009 our student loan backed auction rate security was measured using unobservable inputs with a fair value of $1.1 million which represented approximately two percent (2%) of total assets measured at fair value. The auction rate security is measured using Level 3 inputs because the pricing vendor utilized by our investment broker is no longer valuing this investment and therefore some of the inputs to measure fair value are no longer observable.

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the six months ended July 3, 2009:

Description	Auction Rate Securities
(In Thousands)
Beginning balance January 2, 2009	$1,134
Realized/unrealized gains and losses
Included in earnings	(28)
Included in other comprehensive income	11
Purchases, issuances, and settlements	—
Transfers in/(out) of Level 3	—

Ending balance July 3, 2009	$1,117

As of July 3, 2009, we classified $5.3 million of investments in ARS as long-term due to the fact that they had experienced failed auctions.

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

During the three months ended July 3, 2009, our valuation indicated an increase in value of our investment in the student loan backed auction rate security of approximately $11,000 which has been recorded in other comprehensive income (loss).

Non-recurring Fair Value Measurements

We did not have any non-financial liabilities as of July 3, 2009. Our non-financial assets are reviewed for potential impairment and considered for the need to perform an impairment test pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We did not have any impairments required to be reported in this area during the second quarter.

5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity resulting from non-owner sources. The components of our comprehensive income (loss) are as follows:

	Three months ended		Six months ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
	(In thousands)
Net income (loss)	$(5,753)	$651	$(10,275)	$839
Unrealized gain (loss) on AFS investments	68	(383)	140	(253)

Comprehensive income (loss)	$(5,685)	$268	$(10,135)	$586

6. Inventory

	As of
	July 3, 2009	January 2, 2009
	(In thousands)
Work-in-process	$3,405	$4,343
Finished goods	1,456	2,934
Valuation allowance	(1,446)	(1,507)

	$3,415	$5,770

7. Property and Equipment

		As of
	Useful Life (Years)	July 3, 2009	January 2, 2009
		(In thousands)
Production and Lab Equipment	3 - 8	$4,498	$4,203
Computer Equipment	3 - 5	1,178	1,163
Office Furniture and Fixtures	3	527	526
Computer Software	3 - 5	847	787
Leasehold Improvements	3 - 6	1,167	1,179

		8,217	7,858
Less: Accumulated Depreciation		(4,772)	(4,142)

		$3,445	$3,716

Depreciation expense was approximately $630,000 and $491,000 for the six months ended July 3, 2009 and June 27, 2008, respectively.

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

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
	(In thousands)
Balance — beginning of period	$184	$132	$215	$135
Accruals/(reversals) of warranty liabilities	(11)	156	(41)	159
Costs incurred	(2)	(85)	(3)	(91)

Balance — end of period	$171	$203	$171	$203

9. Intangible Assets

Intangible assets consisted of the following:

	As of July 3, 2009			As of January 2, 2009
	Gross carrying value	Accumulated Amortization	Net Book Value	Gross carrying value	Accumulated Amortization	Net Book Value
	(In thousands)			(In thousands)
Patents subject to amortization (8-19 years)	$120	$7	$113	$120	$2	$118

Amortization expense for intangible assets amounted to approximately $5,000 and none for the six months ended July 3, 2009 and June 27, 2008, respectively. The estimated aggregate amortization expense for the cumulative five years ending December 27, 2013 amounts to approximately $42,000.

10. Commitments and Contingencies

Legal Proceedings

On March 12, 2008, we filed a patent infringement lawsuit against Atrua Technologies, Inc. in the United States District Court, Northern District of California, alleging that Atrua’s fingerprint sensors infringe three of our patents. Two of the patents relate to fingerprint sensor packaging and the third relates to fingerprint sensor circuitry. On April 25, 2008, we amended the complaint to add allegations that Atrua’s fingerprint sensors infringe another two of our patents which relate to fingerprint circuitry. We sought monetary damages for infringement by Atrua’s fingerprint sensor products and an injunction against Atrua’s future infringement of the patents. Atrua answered the complaint on May 14, 2008 and filed counterclaims against us. The counterclaims alleged infringement of an Atrua patent related to biometric imaging and various affirmative defenses. Both companies asserted allegations related to unfair business practices. With discovery ongoing and a first claim construction hearing approaching, Atrua entered into an assignment for benefit of creditors agreement, or an “ABC”, pursuant to California law, with a professional liquidation firm on May 8, 2009. As part of the ABC, all the assets of Atrua were assigned to the liquidation firm, including the claims in the litigation with AuthenTec. Atrua ceased doing business, terminated its employees and notified key customers of these facts. In view of the ABC, we filed a Motion to Stay all Proceedings, which the Court granted. Following our purchase of certain Atrua assets on July 8, 2009 (See Note 14, Subsequent Events, for more information), including Atrua’s remaining fixed assets, inventory, intellectual property and all of Atrua’s rights and claims against AuthenTec, papers were filed with the Court to effect a complete dismissal of the action. On July 15, 2009 the Court dismissed all claims and directed the Court clerk to close the case file. Under the Federal Rules of Civil Procedure, the dismissal will become final and non-appealable on August 15, 2009. Pursuant to the closure of the lawsuit, a contingency related to this dismissal, estimated in the amount of $2.3 million, was recorded in our statement of operations as of quarter ended July 3, 2009.

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

11. Stock-Based Compensation

A summary of the stock options activity for the six months ended July 3, 2009 is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding as of January 2, 2009	3,618	$4.81
Granted	1,061	1.53
Forfeited	(37)	5.42
Exercised	(21)	0.51

Outstanding as of July 3, 2009	4,621	$4.07

The total intrinsic value of options exercised during the six months ended July 3, 2009 was approximately $31,000.

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

A summary of the restricted stock activity for the six months ended July 3, 2009 is presented below:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding as of January 2, 2009	160	$13.71
Granted	415	1.52
Forfeited	(76)	13.69
Vested	(23)	12.85

Outstanding as of July 3, 2009	476	$3.13

The total intrinsic value of restricted stock units vested during the six months ended July 3, 2009 was approximately $39,000.

The total unrecognized stock-based compensation for stock option and restricted stock awards granted accounted for under SFAS No. 123R, Share-Based Payment, was approximately $7,584,000 as of July 3, 2009. These awards had a remaining weighted-average period over which they are expected to be recognized of 2.5 years as of July 3, 2009. We estimate expected forfeitures based on our historical experience and recognize compensation cost over a four-year vesting period on a straight-line basis.

The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values were based on estimates at the date of grant as follows:

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Grant Date Fair Value	$0.68	$6.55	$0.83	$6.41
Expected life (in years)	1.0	4.8	4.2	4.8
Risk free rate	0.5%	3.2%	1.5%	3.1%
Volatility	98%	53%	73%	53%
Dividend yield	0%	0%	0%	0%
Estimated forfeiture rate	10%	8%	10%	8%

12. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The purpose of SFAS No. 157 is to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop measurements, and the effect of certain measurements on earnings for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. In February 2008, the FASB released a FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157“, (FSP 157-2), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was first effective for us on December 29, 2007 (See Note 4). Effective January 3, 2009, we adopted FSP 157-2. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on our consolidated financial statements.

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

In April 2009, the FASB simultaneously issued the following three FSPs:

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

These FSPs apply to both interim and annual periods and were effective for us beginning April 4, 2009. The adoption of the FSPs did not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, with an objective to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement should not result in significant changes in the subsequent events that an entity reports—either through recognition or disclosure—in its financial statements. This Statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS No. 165 in the second quarter of 2009. The adoption of FAS No. 165 did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of SFAS No. 162”. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are in the process of evaluating these standards but do not believe they will have a material impact on our financial condition and results of operations.

13. Segment Information

We currently operate in one reportable segment, the designing, marketing and selling of fingerprint sensors to the biometric and security markets. Our chief operating decision maker is the Chief Executive Officer.

14. Subsequent Events

On July 8, 2009, we completed the acquisition of certain assets of a biometric fingerprint sensor company, Atrua Technologies, Inc. (“Atrua”), for approximately $4.9 million in cash. The purpose of this asset purchase was to further extend our industry leading position in the biometrics market and add to our expansive intellectual property portfolio. Papers have also been filed with the Federal District Court for the Northern District of California to effect the dismissal of all claims pending in our patent infringement suit against Atrua, as well as, Atrua’s counterclaims. Through this transaction, we acquired certain assets from Atrua including its “Fingerprint Touch Control” and “Micro Pressure Control” products, as well as technologies and intellectual property, associated with Atrua’s fingerprint sensor hardware and software. The acquired intellectual property includes more than 30 issued and pending U.S. patents, focused primarily on biometric fingerprint sensor and intelligent touch controls for mobile devices. Estimated amount of $2.3 million of the total purchase price was allocated to the lawsuit dismissal and was recorded in the general and administrative caption on our statement of operations as of quarter ended July 3, 2009 (See Note 10, Commitments and Contingencies, for more information).

Subsequent events have been evaluated through August 7, 2009, which is the filing date of our report with the SEC for the fiscal quarter ended July 3, 2009.

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

Overview

We are a leading mixed-signal semiconductor company providing fingerprint authentication sensors and solutions to the PC and wireless device markets. Since our inception in 1998, we have shipped almost 49 million sensors which have been integrated into over 250 different models of laptops, desktops and PC peripherals as well as over 10 million mobile phones. We shipped approximately 2.6 million sensor units in the three months ended July 3, 2009, as compared to 5.3 million sensor units we shipped in the three months ended June 27, 2008.

Since inception, we have invested heavily in research and development and had not achieved profitability prior to the year ended January 2, 2009. We have experienced net losses for each fiscal quarter since our last fiscal year ended January 2, 2009. From our incorporation through 2000, we were primarily engaged in the design and development of our first products, which we began shipping commercially in 2000. Our revenue grew from $13.8 million in 2004 to $63.9 million in 2008, driven primarily by demand in the PC and wireless device markets. We expect sales of our products for use in the PC and wireless device markets to continue to represent a substantial portion of our revenue in the foreseeable future. In the first half of 2009, we experienced a significant decline in revenue, as compared to the same period last year, as customer demand continued to be impacted by weakened macroeconomic conditions. We expect these weakened macroeconomic conditions to continue throughout 2009 and the first portion of 2010, which will adversely impact our revenue.

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

Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products, timely introduction of new products and general economic conditions. Our ability to maintain profitability will also be affected by the extent to which we must incur additional expenses associated with building our product and expenses in sales, marketing, development, and general and administrative capabilities to expand our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. The following are material trends that are creating opportunities and risks to our business, and a discussion of how we are responding:

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

•

Weak macroeconomic conditions which began in the fourth quarter of 2008 and which continue to impact our results in 2009, resulting in significant declines in shipments of our products as compared to the six months ended June 28, 2008. In anticipation of these declines in our revenues, we took actions to reduce our expenses including workforce reductions, cancellation of our bonus plan for 2009, salary reductions for select employees, and reductions in numerous discretionary expenses.

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

Other income (expense) net. Other income (expense) net includes interest income earned on our short term and long term investments of cash and cash equivalents and realized losses on our available-for-sale investments.

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

Our critical accounting policies as of July 3, 2009 are consistent with those discussed in our annual report on Form 10-K for the year ended January 2, 2009.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Revenue	100%	100%	100%	100%
Cost of revenue	54	52	53	51

Gross margin	46	48	47	49

Operating expenses
Research and development	43	23	48	24
Selling and marketing	21	14	25	15
General and administrative	51	11	42	11

Total operating expenses	115	48	115	50

Loss from operations	(69)	—	(68)	(1)

Total other income (expense), net	1	3	2	4

Net Income (loss)	(68%)	3%	(66%)	3%

Comparison of the Three and Six Months Ended July 3, 2009 and June 27, 2008

Revenue. Our revenue was $8.4 million for the three months ended July 3, 2009 as compared to $18.4 million for the three months ended June 27, 2008, a decrease of $10.0 million, or 54%. Our revenue was $15.5 million for the six months ended July 3, 2009 as compared to $33.9 million for the six months ended June 27, 2008, a decrease of $18.4 million, or 54%. During the first half of 2009, we experienced a substantial decline in revenue, as compared to the first half of 2008, as customer demand continued to be impacted by the weakened macroeconomic conditions that began in the fourth quarter of 2008. In addition to depressing overall sales of PC’s, the weakened economic conditions have disproportionately reduced the sales of higher-end notebooks which are more likely to include a fingerprint sensor. Our revenue was further impacted in the first and second quarter of 2009 as PC customers reduced their inventory levels to keep pace with the decline in end-user demand for their laptops which incorporate our sensors. We have also experienced declines in revenue associated with our Wireless market, which has been driven by specific customer related product life cycles.

The reduction in shipments to our PC and Wireless customers was the primary factor which adversely impacted our revenue by $9.4 million and $17.4 million for the three months and six months ended July 3, 2009 as compared to the same timeframes last year. We are also experiencing declining sales prices at the product level which is considered a typical trend within the semiconductor industry. Our average selling prices (“ASPs”), driven by market conditions and competition within the same, adversely impacted our revenue by $0.6 million and $1.0 million for the three and six months ended July 3, 2009, respectively, as compared to the same periods last year. We expect these adverse market conditions to continue throughout 2009, which will negatively affect our revenue as compared to 2008.

Cost of revenue and gross margin. Our cost of revenue was $4.6 million for the three months ended July 3, 2009 as compared to $9.5 million for the three months ended June 27, 2008, resulting in a gross profit of $3.9 million for the three months ended July 3, 2009 as compared to $8.9 million for the three months ended June 27, 2008, a decrease of $5.0 million, or 56%. Our gross margin was 46% in the three months ended July 3, 2009 as compared to 48% in the three months ended June 27, 2008. Reduced shipments, an overall decline in ASPs and some changes in product mix were primary causes of the decrease in gross profit. The decline in ASPs was somewhat offset by product cost reductions and manufacturing yield improvements. In addition to the adverse ASP impact, the unfavorable gross margins were impacted by fixed manufacturing support costs which were lower in absolute dollars in the quarter ended July 3, 2009 as compared to June 27, 2008, but were higher as a percent of revenue over that same timeframe. The downward pressure on gross margin was offset slightly by reduced inventory provisions taken for the three months and the six months ended July 3, 2009 as compared to the same timeframes last year. We expect the adverse market conditions to continue to apply downward pressure on our ASPs, which could, in turn, adversely impact our future gross margin performance.

Our cost of revenue was $8.2 million for the six months ended July 3, 2009 as compared to $17.3 million for the six months ended June 27, 2008, resulting in a gross profit of $7.3 million for the six months ended July 3, 2009 and $16.6 million for the six months ended June 27, 2008, a decrease of $9.3 million, or 56%. Our gross margin was 47% in the six months ended July 3, 2009 as compared to 49% in the six months ended June 27, 2008. The decrease in gross profit through the six months ended July 3, 2009 was driven primarily by reduced demand for our products, an overall decline in ASPs, and, to a lesser extent, changes in product mix. The reduction in ASPs was almost entirely offset by manufacturing related cost reductions and yield improvements. The unfavorable gross margins were primarily impacted by fixed manufacturing support costs which were lower in absolute dollars in the six months ended July 3, 2009 as compared to the same timeframe in 2008, but were higher as a percent of revenue over that same timeframe.

Research and development expenses. Research and development expenses were $3.6 million for the three months ended July 3, 2009 as compared to $4.2 million for the three months ended June 27, 2008, a decrease of $0.6 million, or 14%. Research and development expenses were 43% and 23% of revenue for the three months ended July 3, 2009 and June 27, 2008, respectively. The decrease in the second quarter of 2009 was mostly due to a decrease in labor and personnel related costs by $0.3 million due to reduced headcount and salary reductions as well as a decline in hiring costs, a decrease in travel costs by $0.2 million due to cost management and a decrease in supply related expense of $0.1 million.

Research and development expenses were $7.4 million for the six months ended July3, 2009 and $8.3 million for the six months ended June 27, 2008, a decrease of $0.9 million, or 11%. The decrease in the first half of 2009 was primarily due to a reduction in contract labor costs of $0.6 million, the purchase of research and development software of $0.3 million in the first quarter of 2008, a decrease in travel spending of $0.3 million due to more restrictive overseas travel policy and a decrease in personnel related costs of $0.2million. These decreases were partially offset by an increase in direct materials costs of $0.5 million associated with the purchase of wafer masks for development programs in first half of 2009.

Selling and marketing expenses. Selling and marketing expenses were $1.8 million for the three months ended July 3, 2009, as compared to $2.6 million for the three months ended June 27, 2008, a decrease of $0.8 million, or 31%. Selling and marketing expenses were 21% and 14% of revenue for the three months ended July 3, 2009 and June 27, 2008, respectively. The decrease in selling and marketing expenses in the second quarter of 2009 resulted from a reduction in labor costs of $0.3 million due to lower headcount and salary reduction actions taken in the first quarter of 2009, a decline in sales commissions by $0.2 million as a result of lower revenue and a reduction in outside services and travel spending by $0.2 million and $0.1million, respectively, due to cost saving initiatives.

Selling and marketing expenses were $3.8 million for the six months ended July 3, 2009 and $5.1 million for the six months ended June 27, 2008, a decrease of $1.3 million, or 25%. The decrease in selling and marketing expenses in the first half of 2009 was primarily attributed to a decrease in labor related costs of $0.4 million due to actions taken to reduce headcount and salaries, lower sales commissions of $0.3 million as a result of fewer shipments and a decrease in outside services and travel spending of $0.3 million and $0.3 million, respectively, due to strict cost management.

General and administrative expenses. General and administrative expenses were $4.3 million for the three months ended July 3, 2009 and $2.0 million for the three months ended June 27, 2008, an increase of $2.3 million or 115%. General and administrative expenses were 51% and 11% of revenue for the three months ended July 3, 2009 and June 27, 2008, respectively. The increase in general and administrative expenses is primarily related to the litigation savings of $2.3 million recorded in the second quarter of 2009, associated with the lawsuit dismissal and due diligence expenses incurred of $0.3 million, connected to the asset purchase which was completed early in the third quarter of 2009 (See Note 14 Subsequent Events for more detail).These increases were offset with lower audit related fees of $0.2 million and reduced outside legal fees, associated with litigation activities, of $0.1 million.

General and administrative expenses were $6.5 million for the six months ended July 3, 2009 as compared to $3.7 million for the six months ended June 27, 2008, an increase of $2.8 million, or 76%. The increase in general and administrative expenses in the first half of 2009 was driven by litigation savings of $2.3 million recorded in the second quarter of 2009, associated with the lawsuit dismissal ,an increase in outside legal fees of $0.4 million, associated with litigation activities and asset purchase related fees of $0.3 million. These increases were slightly offset by a decrease in labor related costs of $0.2 million due to salary reductions and elimination of incentive compensation for 2009.

Other income, net. Other income, net decreased by $0.5 million to a net other income of $0.1 million for the three months ended July 3, 2009 from a net other income of $0.6 million for the three months ended June 27, 2008, primarily due to lower interest income as a result of the maturity of our notes and bonds which were reinvested in the U.S. Treasury and government agency funds as well as an overall decline in interest rates.

Other income, net decreased $1.1 million to a net other income of $0.2 million for the six months ended July 3, 2009 from a net other income of $1.3 million for the six months ended June 27, 2008. The decrease in other income in the first half of 2009 was primarily due to lower interest income as a result of the maturity of our notes and bonds which were reinvested in the U.S. Treasury and government agency funds as well as an overall decline in the interest rates.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations, the issuance and sale of our common and preferred stock and senior secured convertible debt. Our cash, cash equivalents and investments were $64.2 million as of July 3, 2009, a decrease of $4.5 million from January 2, 2009. The decrease in our cash, cash equivalents and investments as of July 3, 2009 was primarily attributable to the cash used in operations.

	Six Months Ended
	July 3, 2009	June 27, 2008
	(In thousands)
Consolidated statement of cash flows data:

Purchase of property and equipment	$(438)	$(963)

Cash flows from operating activities	(3,870)	1,044

Cash flows from investing activities	17,577	14,878

Cash flows from financing activities	11	582

Operating activities. Net cash used in operating activities was $3.9 million in the six months ended July 3, 2009, primarily due to net loss for the period, partially offset by a decrease in inventory due to stringent inventory management and non-cash charges such as stock based compensation and depreciation and amortization expenses.

Investing activities. Net cash provided by investing activities was $17.6 million in the six months ended July 3, 2009, due to a change in investment strategy whereby proceeds of maturing investments are being reinvested in the Treasury and Government agency funds.

Financing activities. Net cash provided by our financing activities is a result of proceeds received from exercise of stock options.

We believe our $58.9 million of cash and cash equivalents at July 3, 2009, as well as expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months.

Our long term future capital requirements will depend on many factors, including our level of revenue, the timing and extent of spending to support our research and development efforts, the timing of our introduction of new products, the cost to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public and private equity or debt financing. These additional funds may not be available on terms acceptable to us or at all.

Our investment policies are designed to provide liquidity, preserve capital and achieve an acceptable return on invested assets. As of July 3, 2009, our investment portfolio consisted primarily of U.S. treasury and U.S. government agency funds and fixed-income securities. We utilize investment vehicles such as treasuries, U.S. government agency funds, commercial paper and auction rate securities.

As of July 3, 2009, all of our remaining $5.2 million in long-term investments were comprised of municipal notes, preferred stock investments and a student loan backed security with an auction reset feature (“auction rate securities”). The municipal notes are issued by various state and local municipal entities for the purpose of public projects and other activities. All of the municipal notes carry AA credit ratings or above. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. All of the preferred stock investments carry AAA credit ratings. The student loan backed auction rate security is a state issued higher education loan which is substantially insured by the U.S. government.

Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 28 or 35 days. In mid- February 2008 the auction rate securities markets became disrupted and we experienced auction failures for the first time. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited. These developments resulted in the classification of these securities as long-term investments in our consolidated financial statements at July 3, 2009. Furthermore, one of our auction rate securities is no longer being valued by the pricing vendor utilized by our investment broker and therefore was measured using unobservable inputs. We measured the fair value of this auction rate security using a discounted cash flow model and applied a discount rate of AAA rated corporate bonds with a two year maturity further discounted to incorporate lack of liquidity in the student loan backed ARS market. During the six months ended July 3, 2009, we recorded a $28,000 impairment on the above investment using our valuation model and determined that the impairment of this student loan backed auction rate security is other-than-temporary based on no activity during the last twelve months and no indication of intent or ability for the issuer to call or repay the debt. Due to the highly illiquid nature of the underlying student loan securities, it is not highly probable that we will have the ability to hold this security until it is liquidated by the issuer or until the market for this security recovers.

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

Contractual Obligations

There were no significant changes during the six months ended July 3, 2009 in our reported payments due under contractual obligations and disclosed contingent contractual obligations at January 2, 2009, as described in our Annual Report on Form 10-K, filed March 18, 2009.

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

Interest rate risk. We had cash, cash equivalents and investments of $64.2 million as of July 3, 2009, which were held for working capital and strategic purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and achieve an acceptable return without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk and reduce exposure, we maintain our portfolio of cash equivalents and short-term and long-term investments in investment grade securities that are primarily of a conservative nature. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations.

Market risk. Our short term and long term investments consist of Treasury and Government agency funds and auction rate securities that are exposed to certain risks. Although these investments are managed to a standard designed to avoid principal loss, market forces can have an adverse effect on asset valuations, and it is possible for these investment grade securities to lose a portion of the principal. The ability to determine the risks presented by these investments is limited by, among other things, restrictions on the ability to know the holdings or the collateral backing of the securities.

At July 3, 2009, we held $5.2 million in auction rate securities and consider them inactively traded securities. The rate of interest paid on the auction rate securities is determined at auctions held at pre-determined intervals, usually every seven, 28 or 35 days. If sufficient clearing bids are not made in a particular auction, that can result in the inability to liquidate the asset-backed securities in the auction. All of our auction rate securities held as of July 3, 2009 have experienced failed auctions. There can be no assurance that auctions on the auction rate securities in our investment portfolio will succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may decline even further and we may record additional other than temporary impairment charges.

Credit ratings and the market for debt securities may continue to worsen which may also require us to record other than temporary impairment charges. For more information on fair value assumptions please see Note 4, “Fair Value Measurements”, of the financial statements.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of July 3, 2009 to provide reasonable assurance of the achievement of these objectives.

Changes in internal controls. There was no change in our internal control over financial reporting during the quarter ended July 3, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On March 12, 2008, we filed a patent infringement lawsuit against Atrua Technologies, Inc. in the United States District Court, Northern District of California, alleging that Atrua’s fingerprint sensors infringe three of our patents. Two of the patents relate to fingerprint sensor packaging and the third relates to fingerprint sensor circuitry. On April 25, 2008, we amended the complaint to add allegations that Atrua’s fingerprint sensors infringe another two of our patents which relate to fingerprint circuitry. We sought monetary damages for infringement by Atrua’s fingerprint sensor products and an injunction against Atrua’s future infringement of the patents. Atrua answered the complaint on May 14, 2008 and filed counterclaims against us. The counterclaims alleged infringement of an Atrua patent related to biometric imaging and various affirmative defenses. Both companies asserted allegations related to unfair business practices. With discovery ongoing and a first claim construction hearing approaching, Atrua entered into an assignment for benefit of creditors agreement, or an “ABC”, pursuant to California law, with a professional liquidation firm on May 8, 2009. As part of the ABC, all the assets of Atrua were assigned to the liquidation firm, including the claims in the litigation with AuthenTec. Atrua ceased doing business, terminated its employees and notified key customers of these facts. In view of the ABC, we filed a Motion to Stay all Proceedings, which the Court granted. Following our purchase of certain Atrua assets on July 8, 2009 (See Note 14, Subsequent Events, for more information), including Atrua’s remaining fixed assets, inventory, intellectual property and all of Atrua’s rights and claims against AuthenTec, papers were filed with the Court to effect a complete dismissal of the action. On July 15, 2009 the Court dismissed all claims and directed the Court clerk to close the case file. Under the Federal Rules of Civil Procedure, the dismissal will become final and non-appealable on August 15, 2009. Pursuant to the closure of the lawsuit, a contingency related to this dismissal, estimated in the amount of $2.3 million, was recorded in our statement of operations as of quarter ended July 3, 2009.

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

The annual meeting of stockholders was held on May 7, 2009.

The following proposals were adopted by the margins indicated:

To elect six (6) directors to hold office until the 2010annual meeting of stockholders for a one year term and until their respective successors are elected and qualified.

		Number of Shares
	For	Against/ Withheld	Abstain	Broker - NonVotes
F. Scott Moody	21,263,413	1,695,946	0	0

Matthew P. Crugnale	21,207,485	1,751,874	0	0

Chris Fedde	21,301,163	1,658,196	0	0

Robert E. Grady	21,200,467	1,758,892	0	0

Gustav H. Koven III	20,798,361	2,160,998	0	0

William Washecka	20,813,543	2,145,816	0	0

Item 5.	Other Information

None.

Item 6.	Exhibits

10.23	Second Amendment to Employment Agreement dated April 6, 2009 between AuthenTec, Inc. and Lawrence J. Ciaccia, Jr. †

10.24	Fourth Amendment to Employment Agreement dated April 6, 2009 between AuthenTec, Inc. and Frederick R. Jorgenson. †

10.25	Third Amendment to Employment Agreement dated April 6, 2009 between AuthenTec, Inc. and Gary R. Larsen. †

10.26	Second Amendment to form of Change of Control Agreement (Exec). †

10.27	First Amendment to Director Option Agreements. †

10.28	Form of Restricted Stock Unit Agreement †

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTEC, INC.

	By:	/s/ F. Scott Moody
F. Scott Moody
Chief Executive Officer
(on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

Date: August 7, 2009

/s/ Gary R. Larsen
Gary R. Larsen
Chief Financial Officer (as the Registrant’s Principal Financial Officer)