Form 10-Q
period 2009-10-02
AUTHENTEC INC
filed 2009-11-05
CIK 1138830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

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

At November 5th there were 28,670,484 shares of common stock outstanding.

AUTHENTEC, INC.

AuthenTec, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	As of
	October 2, 2009	January 2, 2009
Assets
Current assets
Cash and cash equivalents	$29,080	$45,193
Short-term investments	24,837	18,132
Accounts receivable, net of allowances of $5 and $41, respectively	4,543	3,985
Inventory	3,177	5,770
Other current assets	1,137	839

Total current assets	62,774	73,919
Long-term investments	3,530	5,334
Other long-term assets	1,119	494
Property and equipment, net	3,240	3,716

Total assets	$70,663	$83,463

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,530	$4,050
Accrued compensation and benefits	779	1,505
Other accrued liabilities	2,606	3,422

Total current liabilities	7,915	8,977
Deferred rent	492	417

Total liabilities	8,407	9,394

Commitments and contingencies (see note 10)

Stockholders’ equity
Common stock, $.01 par value; 100,000 shares authorized; 28,670 and 28,628 issued and outstanding at October 2, 2009 and January 2, 2009	286	286
Additional paid-in capital	152,304	149,837
Other comprehensive income (loss)	20	(129)
Accumulated deficit	(90,354)	(75,925)

Total stockholders’ equity	$62,256	$74,069

Total liabilities and stockholders’ equity	$70,663	$83,463

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	October 2, 2009	October 3, 2008	October 2, 2009	October 3, 2008
Revenue	$10,267	$18,409	$25,751	$52,333
Cost of revenue	5,616	9,735	13,836	27,072

Gross profit	4,651	8,674	11,915	25,261

Operating expenses
Research and development	3,644	4,619	11,091	12,913
Selling and marketing	2,028	2,710	5,833	7,774
General and administrative	3,186	1,353	9,708	5,054

Total operating expenses	8,858	8,682	26,632	25,741

Loss from operations	(4,207)	(8)	(14,717)	(480)

Other income (expense):
Impairment on investments	—	—	(28)	—
Interest income	52	558	316	1,869

Total other income, net	52	558	288	1,869

Net income (loss)	$(4,155)	$550	$(14,429)	$1,389

Net income (loss) per common share, basic	$(0.14)	$0.02	$(0.50)	$0.05

Net income (loss) per common share, diluted	$(0.14)	$0.02	$(0.50)	$0.05

Shares used in computing basic net income (loss) per common share	28,668	28,501	28,657	28,244

Shares used in computing diluted net income (loss) per common share	28,668	30,317	28,657	30,487

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	October 2, 2009	October 3, 2008
Cash flows from operating activities
Net income (loss)	$(14,429)	$1,389
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	972	779
Amortization of deferred rent	66	—
Increase (decrease) in bad debt provision	(8)	38
Increase in inventory provision	165	336
Stock-based compensation expense	2,464	1,833
Decrease (increase) in investment discounts/premiums	180	(39)
Impairment on investments	28	—
Purchase of research and development software	—	250
Decrease (increase) in assets:
Accounts receivable	(550)	(2,036)
Inventory	2,428	(2,070)
Other assets	(70)	98
Increase (decrease) in liabilities:
Accounts payable	624	3,183
Accrued compensation and benefits and other accrued liabilities	(1,448)	(817)

Net cash provided by (used in) operating activities	(9,578)	2,944

Cash flows from investing activities
Purchase of property and equipment	(651)	(1,258)
Purchase of research and development software	—	(250)
Purchase of Atrua assets	(837)	—
Purchase of intellectual property	(90)	(120)
Purchase of available-for-sale investments	(24,700)	(7,008)
Redemption of available-for-sale investments	19,740	34,520
Purchase of held-to-maturity investments	—	(16,940)
Redemption of held-to-maturity investments	—	9,519

Net cash provided by (used in) investing activities	(6,538)	18,463

Cash flows from financing activities
Deferred initial public offering costs	—	(66)
Proceeds from stock-based awards, net of tax	3	666

Net cash provided by financing activities	3	600

Net increase (decrease) in cash and cash equivalents	(16,113)	22,007
Cash and cash equivalents, beginning of period	45,193	15,703

Cash and cash equivalents, end of period	$29,080	$37,710

Supplemental non-cash disclosures
Accrued purchase of property and equipment and intellectual property	$104	—
Cashless exercise of 54 common stock warrants	—	$137
Redemption of common stock to exercise 159 stock options		$63
Non-cash stock issuance	—	$25

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation

AuthenTec, Inc. (“our”, “we”, etc.) is a leading mixed-signal semiconductor company providing fingerprint authentication sensors and solutions to the PC, wireless device and other markets. Our products are based on our patented TruePrint technology which uses radio-frequency signals to detect fingerprint patterns from the live, conductive layer of skin that lies just beneath the skin’s dry outer surface layer. We primarily sell our products to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs or contract manufacturers. We operate a fabless manufacturing model, whereby manufacturing requirements are outsourced to third parties.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements include the accounts of AuthenTec, Inc and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. In our opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended October 2, 2009 are not indicative of the results that may be expected for the year ending January 1, 2010 or for any other period.

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

2. Net Income (Loss) Per Share

We calculate net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share (formerly Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Under ASC 260-10, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities, which consist of common stock options, restricted stock awards and warrants to purchase common stock. The following table sets forth the computation of basic and diluted income (loss) per common share.

	Three months ended		Nine months ended
	October 2, 2009	October 3, 2008	October 2, 2009	October 3, 2008
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(4,155)	$550	$(14,429)	$1,389

Denominator:
Denominator for basic income (loss) per share—weighted average common shares outstanding	28,668	28,501	28,657	28,244
Effect of dilutive securities:
Stock options and restricted stock units	—	1,816	—	2,238
Warrants to purchase common stock	—	—	—	5

Denominator for diluted income (loss) per share—weighted average common shares and potential common shares outstanding	28,668	30,317	28,657	30,487

Basic net income (loss) per share	$(0.14)	$0.02	$(0.50)	$0.05

Diluted net income (loss) per share	$(0.14)	$0.02	$(0.50)	$0.05

The following table represents the potentially dilutive securities outstanding for the three and nine months ended October 2, 2009 and anti-dilutive securities for the three and nine months ended October 3, 2008 that were excluded from the computation of diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect:

	Three months ended		Nine months ended
	October 2, 2009	October 3, 2008	October 2, 2009	October 3, 2008
	(In thousands)
Options to purchase common stock and non-vested restricted stock awards	5,174	1,621	4,677	1,196
Warrants to purchase common or preferred stock	25	—	25	—

	5,199	1,621	4,702	1,196

3. Cash, Cash Equivalents and Investments

Our investments are tailored to appropriately balance the trade-off between the preservation of capital and return. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our other investments that include auction rate securities, corporate and euro bonds, medium and short term notes and certificates of deposits are classified as investments and are accounted for under the provisions of ASC 320-10, Investments – Debt and Equity Securities, (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). We have classified our investments as available-for-sale (AFS) and reported at fair value, with temporary unrealized gains and losses, if any, excluded from earnings and reported in other comprehensive income (loss), a separate component of stockholders’ equity. Under certain circumstances, a credit related loss, whether it is deemed temporary or other than temporary in nature, is reported in our Consolidated Statement of Operations.

The following table reports investment holdings at period end.

	As of
	Value		Unrealized gains/(losses) in other comprehensive income (loss)		Maturity range
	October 2, 2009	January 2, 2009	October 2, 2009	January 2, 2009
	(In thousands)				(In years)
U.S. Government agency notes (AFS)	$24,837	$—	$(4)	$—	>1 yr
Auction rate securities (AFS)	3,530	5,334	24	—	>6 yrs
Certificates of deposits (AFS)	—	1,532	—	6	N/A
Corporate bonds (AFS)	—	7,548	—	1	N/A
Euro bonds (AFS)	—	995	—	(41)	N/A
Notes (AFS)	—	8,057	—	(95)	N/A

Total	$28,367	$23,466	$20	$(129)

As of October 2, 2009 and January 2, 2009, $3.5 million and $5.3 million of our $28.4 million and $23.5 million in short-term and long-term investments, respectively, were comprised of preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan auction rate security is a state issued higher education loan which is substantially insured by the U.S. government.

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

4. Fair Value Measurements

We measure our financial assets and liabilities in accordance with ASC 820-10, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements). Effective January 3, 2009, we adopted ASC 820-10 as it relates to nonrecurring fair value measurement requirements for non-financial assets and liabilities. The adoption of ASC 820-10 to non-financial assets and liabilities did not have a significant impact on our consolidated financial statements. The Standard defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. ASC 820-10 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures.

Valuation techniques considered under ASC 820-10 are based on observable and unobservable inputs. The Standard classifies these inputs into the following hierarchy:

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

Recurring Fair Value Measurements

At October 2, 2009, we had $54.8 million in cash equivalents, short-term and long-term investments that were subject to fair value measurements in accordance to ASC 820-10.

The fair values of our investments based on the level of inputs are summarized below:

	Fair value measurements As of
	October 2, 2009					January 2, 2009
Description	Fair value total	Level 1	Level 2	Level 3	Gains (losses)	Fair value total	Level 1	Level 2	Level 3	Gains (losses)
	(In thousands)					(In thousands)
Money market and treasury funds	$26,415	$26,415	$—	$—	$(4)	$37,875	$37,875	$—	$—	$—
U.S. Government agency notes	24,837	24,837	—	—	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	7,548	—	7,548	—	1
Medium and short term notes	—	—	—	—	—	8,057	—	8,057	—	(95)
Euro bonds	—	—	—	—	—	995	—	995	—	(41)
Certificates of deposit	—	—	—	—	—	1,532	—	1,532	—	6
Auction rate securities	3,530	—	2,400	1,130	(270)	5,334	—	4,200	1,134	(266)

Total	$54,782	$51,252	$2,400	$1,130	$(274)	$61,341	$37,875	$22,332	$1,134	$(395)

In measuring fair value where Level 1 inputs were available, we used a single valuation technique which valued our securities based on quoted market prices. At October 2, 2009 our Treasury and U.S. government agency funds and notes were measured using Level 1 inputs and the fair value was based on daily observable trades.

In measuring fair value where Level 2 inputs were available, we used valuations performed by an independent pricing vendor utilized by our investment broker for our bonds and notes. In measuring fair value of our municipal notes and preferred stock auction rate securities , we used valuations performed by the same pricing vendor as well as the most recent history of redemptions by the issuers of auctions rate securities and a discounted cash flow model. The discounted cash flow model took into consideration the interest being earned on these securities versus interest earned on similar securities such as Corporate and Municipal bonds. The significant assumptions used are observable in the market place and can be derived from or are supported by observable data at which transactions were (are) executed in the market place.

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

At October 2, 2009 our student loan backed auction rate security was measured using unobservable inputs with a fair value of $1.1 million which represented approximately two percent (2%) of total assets measured at fair value. The auction rate security is measured using Level 3 inputs because the pricing vendor utilized by our investment broker is no longer valuing this investment and therefore some of the inputs to measure fair value are no longer observable.

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the nine months ended October 2, 2009:

Auction rate securities
(In thousands)
Fair value at January 2, 2009	$1,134
Realized/unrealized gains and losses
Included in earnings	(28)
Included in other comprehensive income	24

Purchases, issuances, and settlements	—
Transfers in/(out) of level 3	—

Fair value at October 2, 2009	$1,130

As of October 2, 2009, we classified $3.5 million of investments in ARS as long-term due to the fact that they had experienced failed auctions and do not mature until more than 12 months from October 2, 2009.

During the three months ended April 3, 2009, we concluded that an impairment of approximately $28,000 on our student loan backed auction rate security was other-than-temporary as we do not think that it is probable that this investment will be liquidated in the foreseeable future and due to the highly illiquid nature of the underlying student loan securities, it is unclear as to whether we will have the ability to hold this security until it is liquidated by the issuer or until the market for this security recovers. Therefore, the decline in market value is not considered temporary.

During the three months ended July 3, 2009, our valuation indicated an increase in value of our investment in the student loan backed auction rate security of approximately $11,000 which has been recorded in other comprehensive income (loss). During the three months ended October 2, 2009, we recorded an additional increase in value of $13,000 in other comprehensive income (loss) for further increase in value in our student loan backed auction rate security.

Non-recurring Fair Value Measurements

We did not have any non-financial liabilities as of October 2, 2009. Our non-financial assets are reviewed for potential impairment and considered for the need to perform an impairment test pursuant to ASC 360-40, Property Plant and Equipment, Derecognition (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets). We did not have any impairment required to be reported in this area during the third quarter.

5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity resulting from non-owner sources. The components of our comprehensive income (loss) are as follows:

	Three months ended		Nine months ended
	October 2, 2009	October 3, 2008	October 2, 2009	October 3, 2008
	(In thousands)

Net income (loss)	$(4,155)	$550	$(14,429)	$1,389
Unrealized gain (loss) on AFS	9	(286)	149	(539)

Comprehensive income (loss)	$(4,146)	$264	$(14,280)	$850

6. Inventory

	As of
	October 2, 2009	January 2, 2009
	(In thousands)
Work-in-process	$2,700	$4,343
Finished goods	2,141	2,934
Valuation allowance	(1,664)	(1,507)

Total	$3,177	$5,770

7. Property and Equipment

		As of
	Useful life (years)	October 2, 2009	January 2, 2009
		(In thousands)
Production and lab equipment	3 - 8	$4,601	$4,203
Computer equipment	3 - 5	1,184	1,163
Office furniture and fixtures	3	527	526
Computer software	3 - 5	847	787
Leasehold improvements	3 - 6	1,167	1,179

Subtotal		8,326	7,858
Less: Accumulated depreciation		(5,086)	(4,142)

Total		$3,240	$3,716

Depreciation expense was approximately $944,000 and $778,000 for the nine months ended October 2, 2009 and October 3, 2008, respectively.

8. Product Warranty

We typically offer a one-year product replacement warranty. We accrue for estimated returns of defective products based on historical return patterns and revenue growth as well as any specific known product issues at the time revenue is recognized. The determination of these accruals requires us to make estimates of the frequency and extent of warranty activity and estimated future costs to replace the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of revenue may be required in future periods. The following table presents activity related to our product warranty liability, which is included in other accrued liabilities in the consolidated balance sheets:

	Three months ended		Nine months ended
	October 2, 2009	October 3, 2008	October 2, 2009	October 3, 2008
	(In thousands)
Balance — beginning of period	$171	$203	$215	$135
Accruals/(reversals) of warranty liabilities	4	26	(37)	184
Costs incurred	0	0	(3)	(90)

Balance — end of period	$175	$229	$175	$229

9. Intangible Assets

Intangible assets recorded within other long-term assets consisted of the following:

As of
	October 2, 2009			January 2, 2009

	Gross carrying value	Accumulated amortization	Net book value	Gross carrying value	Accumulated amortization	Net book value
	(In thousands)			(In thousands)

Patents subject to amortization	$1,051	$30	$1,021	$120	$2	$118
(8-19 years)

Amortization expense for intangible assets amounted to approximately $28,000 for the nine months ended October 2, 2009. We did not incur any amortization expense for the nine months ended October 3, 2008. During the quarter ended October 2, 2009, we purchased patents from Atrua, LLC and Veridicom International, Inc. and recorded $0.9 million in intangible assets related to these acquired assets. The estimated aggregate amortization expense for the cumulative five years ending October 3, 2014 is approximately $479,000.

10. Commitments and Contingencies

Legal Proceedings

On March 12, 2008, we filed a patent infringement lawsuit against Atrua Technologies, Inc. in the United States District Court, Northern District of California. We sought monetary damages for infringement by Atrua’s fingerprint sensor products and an injunction against Atrua’s future infringement of the patents. Atrua filed counterclaims on May 14, 2008 against us. The counterclaims alleged infringement of an Atrua patent related to biometric imaging and various affirmative defenses. Both companies asserted allegations related to unfair business practices. Pursuant to an assignment for benefit of creditors on May 8, 2009, Atrua ceased doing business. We purchased certain Atrua assets on July 8, 2009, including Atrua’s remaining fixed assets and inventory, as well as all patents and intellectual property, and filed papers with the Court to effect a complete dismissal of the action. On July 15, 2009 the Court dismissed all claims and directed the Clerk of Court to close the case file. The dismissal became final and non-appealable on August 15, 2009. Pursuant to the closure of the lawsuit, $3.9 million in estimated charges related to this dismissal were recorded in our statement of operations for the nine months ended October 2, 2009.

On October 9, 2008, a complaint for violation of U.S. federal securities laws was filed by Brian Hoffman against AuthenTec and certain officers of the Company in the United States District Court, Middle District of Florida. We strongly refuted the unsubstantiated allegations in the complaint and filed a Motion to Dismiss or Strike the Complaint on December 4, 2008. A lead plaintiff, Robert Caruso, and lead counsel were appointed by the Court in December 2008 and were provided a short period to either amend the originally filed complaint or respond to our motion to dismiss. On January 9, 2009, an Amended Complaint was filed on behalf of a class of persons who purchased our common stock between October 29, 2007 and September 5, 2008 alleging that the defendants made false or misleading statements concerning our business, operations, and prospects and that the putative class suffered losses as a result. We filed a Motion to Dismiss or Strike the Amended Complaint with Prejudice on February 5, 2009, and a hearing was held on March 20, 2009 on our Motion. On September 24, 2009, following a detailed review of the law and the facts, the Court granted our motion to Dismiss with Prejudice and the Clerk of Court was directed to close the file. The dismissal became final and non-appealable on October 24, 2009.

In addition to these legal proceedings, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. Depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

11. Stock-Based Compensation

A summary of the stock options activity for the nine months ended October 2, 2009 is presented below:

	Number of shares (in thousands)	Weighted average exercise price
Outstanding as of January 2, 2009	3,618	$4.81
Granted	1,362	1.77
Forfeited	(50)	5.71
Exercised	(24)	0.56

Outstanding as of October 2, 2009	4,906	$3.98

The total intrinsic value of options exercised during the nine months ended October 2, 2009 was approximately $37,000.

Restricted stock units are granted under the 2007 Stock Incentive Plan and are either incentive or performance based awards that will result in a payment to a participant in shares of our common stock. The incentive based awards vest as the service conditions are met while the performance based awards also have performance conditions as well as usual service conditions. At the time of grant the plan administrator determines the number of shares and the conditions that must be satisfied, which typically are based on achievement of performance milestones and service conditions.

Restricted stock awards are measured at fair value based on the market price which is determined upon the closing price of our common stock on the NASDAQ Global Market on the grant date.

A summary of the restricted stock activity for the nine months ended October 2, 2009 is presented below:

	Number of shares (in thousands)	Weighted average grant-date fair value
Outstanding as of January 2, 2009	160	$13.71
Granted	414	1.52
Forfeited	(76)	13.69
Vested	(23)	12.85

Outstanding as of October 2, 2009	475	$3.12

The total intrinsic value of restricted stock units vested during the nine months ended October 2, 2009 was approximately $39,000.

The total unrecognized stock-based compensation for stock option and restricted stock awards granted accounted for under ASC 718-10, Compensation – Stock Compensation (formerly SFAS No. 123R, Share Based Payment), was approximately $7,182,000 as of October 2, 2009. These awards had a remaining weighted-average period over which they are expected to be recognized of 2.4 years as of October 2, 2009. We estimate expected forfeitures based on our historical experience. Compensation cost is primarily recognized over a four-year vesting period on a straight-line basis. Awards that contain performance conditions are recognized using graded vesting over each vesting tranche.

The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values were based on estimates at the date of grant as follows:

	Three months ended		Nine months ended
	October 2, 2009	October 3, 2008	October 2, 2009	October 3, 2008
Grant date fair value	$1.64	$2.78	$1.01	$5.57
Expected life (in years)	4.5	4.7	4.3	4.8
Risk free rate	2.1%	3.0%	1.6%	3.1%
Volatility	79%	61%	74%	55%
Dividend yield	0%	0%	0%	0%
Estimated forfeiture rate	10%	8%	10%	8%

12. Asset Acquisitions

On July 8, 2009, we completed the acquisition of certain assets of a biometric fingerprint sensor company, Atrua, LLC (“Atrua”), for approximately $4.9 million in cash. The purpose of this asset purchase was to further extend our industry leading position in the biometrics market and add to our expansive intellectual property portfolio. Through this transaction, we acquired certain assets from Atrua including its “Fingerprint Touch Control” and “Micro Pressure Control” products, and fixed assets as well as technologies and intellectual property, associated with Atrua’s fingerprint sensor hardware and software. The acquired intellectual property includes all of Atrua’s 30 issued and pending U.S. patents, focused primarily on biometric fingerprint sensor and intelligent touch controls for mobile devices. Lastly, as referenced in note 10, Commitments and Contingencies, the parties agreed to drop all legal claims and counterclaims against the other as a part of this purchase agreement.

In addition to the purchase price, we incurred $0.3 million in acquisition related costs, which were expensed as incurred. In the quarter ended July 3, 2009, $2.3 million of the purchase price was charged to the general and administrative caption on our statement of operations as an estimate of the costs related to the litigation dismissal. An additional $1.6 million of this purchase price was charged to the general and administrative caption on our statement of operations for the quarter ended October 2, 2009 as related to the litigation dismissal as a result of the finalization of our formal valuation of the Atrua assets.

The following summarizes the estimated allocation of the purchase price to the fair value of the assets acquired and expenses recorded in connection with the Atrua acquisition:

Assets acquired (in thousands):
Inventory	$114
Property, plant and equipment, net	47
Patents and other intangible assets	790

Total assets acquired	$951

Expenses recorded (in thousands):
Lawsuit dismissal	$3,938

Total purchase price	$4,889

13. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (ASC 820-10, Fair Value Measurements and Disclosures). The purpose of SFAS No. 157 is to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop measurements, and the effect of certain measurements on earnings for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is applied on a prospective basis. In February 2008, the FASB released a FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157“, (FSP 157-2), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was first effective for us on December 29, 2007 (See Note 4). Effective January 3, 2009, we adopted FSP 157-2. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (ASC 805-10, Business Combinations), to increase relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R replaces SFAS No. 141, “Business Combinations”, but, retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used and an acquirer be identified for all business combinations. SFAS 141R expands the definition of a business and of a business combination and establishes how the acquirer is to: (1) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquiree; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted FSP 141R on January 3, 2009. The adoption did not have a material impact on our consolidated results of operations or financial condition. SFAS No. 141R will impact us in the future if we acquire a business.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (ASC 350-30, General Intangibles Other than Goodwill) . FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 also requires additional disclosures on information that can be used to assess the extent to which future cash flows associated with intangible assets are affected by an entity’s intent or ability to renew or extend such arrangements and on associated accounting policies. We adopted FSP 142-3, Determination of the Useful Life of Intangible Assets on January 3, 2009. The adoption did not have a material impact on our consolidated results of operations or financial condition.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (ASC 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement). This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FASB Statement No. 154, Accounting Changes and Error Corrections, paragraph 19). The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. We used this guidance for fair value measurement of our financial assets as of January 2, 2009.

In April 2009, the FASB simultaneously issued the following three FSPs:

•

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10-65, Fair Value Measurements and Disclosures – Transition and Open Effective Date Information), provides additional guidance to companies for determining fair values of financial instruments for which there is no active market or quoted prices may represent distressed transactions. The guidance includes a reaffirmation of the need to use judgment in certain circumstances.

•

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10-65, Financial Instruments – Transition and Open Effective Date Information), requires companies to provide additional fair value information for certain financial instruments in interim financial statements, similar to what is currently required to be disclosed on an annual basis.

•

FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10-65, Investments- Debt and Equity Securities – Transition and Open Effective Date Information), amends the existing guidance regarding impairments for investments in debt securities. Specifically, it changes how companies determine if impairment is considered to be other-than-temporary and the related accounting. This standard also provides for increased disclosures.

These FSPs apply to both interim and annual periods and were effective for us beginning April 4, 2009. The adoption of the FSPs did not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855-10, Subsequent Events), with an objective to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement should not result in significant changes in the subsequent events that an entity reports—either through recognition or disclosure—in its financial statements. This Statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS No. 165 in the second quarter of 2009. The adoption of FAS No. 165 did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of SFAS No. 162” (ASC 105-10, Generally Accepted Accounting Principles). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted SFAS No. 168 in the third quarter of 2009. The adoption of FAS No. 168 did not have a material impact on our financial statements.

In October 2009, the FASB issued EITF Issue 08-1 (ASU 2009-13), Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) and EITF Issue 09-3 (ASU 2009-14), Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software). EITF Issue 08-1 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. EITF Issue 09-3 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. EITF Issues 08-1 and 09-3 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect adoption of EITF Issue 08-1 and EITF Issue 09-3 to have a material impact on our consolidated results of operations or financial condition.

14. Segment Information

We currently operate in one reportable segment, the designing, marketing and selling of fingerprint sensors to the biometric and security markets. Our chief operating decision maker is the Chief Executive Officer.

15. Subsequent Events

Subsequent events have been evaluated through November 5, 2009, which is the filing date of our report with the SEC for the fiscal quarter ended October 2, 2009.

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

Overview

We are a leading mixed-signal semiconductor company providing fingerprint authentication sensors and solutions to the PC and wireless device markets. Since our inception in 1998, we have shipped almost 52 million sensors which have been integrated into over 250 different models of laptops, desktops and PC peripherals as well as over 10 million mobile phones. We shipped approximately 3.3 million sensor units in the three months ended October 2, 2009, as compared to 5.3 million sensor units we shipped in the three months ended October 3, 2008.

Since inception, we have invested heavily in research and development and had not achieved profitability prior to the year ended January 2, 2009. We have experienced net losses for each fiscal quarter since our last fiscal year ended January 2, 2009. From our incorporation through 2000, we were primarily engaged in the design and development of our first products, which we began shipping commercially in 2000. Our revenue grew from $13.8 million in 2004 to $63.9 million in 2008, driven primarily by demand in the PC and wireless device markets. We expect sales of our products for use in the PC and wireless device markets to continue to represent a substantial portion of our revenue in the foreseeable future. In the first three quarters of 2009, we experienced a significant decline in revenue, as compared to the same period last year, as customer demand continued to be impacted by weakened macroeconomic conditions. We expect these weakened macroeconomic conditions to continue throughout 2009 and the first portion of 2010, which will adversely impact our revenue.

We primarily sell our products to OEMs, ODMs, or contract manufacturers. Our customers’ products are complex and require significant time to define, design and ramp to volume production. Our sales cycle begins with our selling and marketing staff and application engineers engaging with our customers’ system designers and management, which is typically a multi-month, or even multi-year, process. If we are successful, a customer will decide to incorporate our solution in its product, which we refer to as a design-win. Because the sales cycles for our products are long, we incur expenses to develop and sell our products, regardless of whether we achieve the design-win and well in advance of generating revenue, if any, from those expenditures. We do not have long-term purchase commitments from any of our customers, as sales of our products are generally made under individual purchase orders. However, once one of our products is incorporated into a customer’s design, it is likely to remain designed in for the life cycle of its product although there is no guarantee of how much the customer will buy, if any. We believe this to be the case because a redesign of a product already in production would generally be time consuming and expensive. In September 2008, we issued a press release and held a conference call which, in part, disclosed the loss of a 2009 design in opportunity at one of our significant PC customers. We believe we will start experiencing a revenue decline of approximately $1 million associated with this loss in the fourth quarter of 2009 and revenue will continue to decline throughout the first half of 2010.

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

Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products, timely introduction of new products and general economic conditions. Our ability to maintain profitability will also be affected by the extent to which we must incur additional expenses associated with building our product and expenses in sales, marketing, development, and general and administrative capabilities to expand our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. The following are material trends that are creating opportunities and risks to our business, and a discussion of how we are responding:

•

The global macroeconomic downturn has accelerated the growth in sales of lower-cost PCs, including netbooks. The fingerprint sensor attach rate in lower-cost PCs is lower relative to more expensive, feature rich models. To increase penetration of the lower-cost PC market, we are focusing development efforts on lower-cost fingerprint sensors and client application software tailored for use in this growing portion of the PC market. We expect to ramp production of our small, lower-cost fingerprint sensor (AES1660) for the PC market, codenamed “Marcy,” in the fourth quarter of 2009. These new solutions are tailored for consumer PCs and the growing portion of the lower-cost laptop market.

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

•

Weak macroeconomic conditions which began in the fourth quarter of 2008 and continue to impact our financial performance in 2009, resulted in significant declines in shipments of our products as compared to the nine months ended October 3, 2008. In anticipation of these declines in our revenues, we took actions to reduce our expenses including workforce reductions, cancellation of our bonus plan for 2009, salary reductions for select employees, and reductions in numerous discretionary expenses.

Description of Our Revenue, Cost of Revenue and Expenses

Revenue. Our revenue is generated primarily from shipments of our fingerprint authentication sensors and solutions. The price of our products is based upon market and competitive conditions. Therefore, the main factors that impact our revenue are unit volumes and average selling prices.

Cost of revenue and gross margin. We outsource all manufacturing activities associated with our products, which includes wafer fabrication, wafer bumping, assembly and test functions. A significant portion of our cost of revenue consists of the costs to manufacture our products. Cost of revenue also includes items such as equipment depreciation, royalty expense, production planning personnel and related expenses, warranty costs, inventory valuation write-downs and stock-based compensation under ASC Topic 718, Compensation – Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees (formerly SFAS No. 123, Share Based Payment). The primary factors that impact our cost of revenue are the number of units sold, mix of products sold, wafer and other raw material costs, outsourced manufacturing costs and product yields. In the future, we believe cost of revenue could increase in absolute dollars from an expected increase in revenue or could decline in absolute dollars from a decrease in revenue. Cost of revenue as a percentage of total revenue may increase over time if decreases in average selling prices are not offset by corresponding decreases in our product costs.

We use third-party foundries, bumping, assembly and test subcontractors, which are primarily located in Asia, to manufacture our semiconductor products. We purchase processed wafers from our fabrication suppliers, which are currently Taiwan Seminconductor Manufacturing Company Limited and Chartered Semiconductor Manufactured. We also outsource the bumping, assembly, test and other processing of our products to third-party subcontractors, primarily Chipbond

Technology Corporation, Signetics Corporation and ChipMOS Technologies (Bermuda) Ltd. We do not have long-term agreements with any of our third-party subcontractors. A significant disruption in the operations of one or more of these subcontractors would impact the production of our products and could have a material adverse impact on our business, financial condition and results of operation.

Our gross margin has been and will continue to be affected by a variety of factors, including average selling prices of our products, product mix, and timing of cost reductions for outsourced manufacturing services, inventory write downs and the timing and changes in production yields. In addition, we tend to experience lower yields on the initial production release of a new product.

Research and development expenses. Research and development expenses primarily include personnel, the cost of fabrication masks, engineering development software, depreciation and amortization associated with capital equipment and intellectual property, third-party development support, allocated facilities expense, and stock-based compensation under ASC Topic 718, Compensation – Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees (formerly SFAS No. 123, Share Based Payment). All research and development costs are expensed as incurred.

We believe that research and development expenses could continue to increase in absolute dollars in the future as we increase our investment in developing new products. Additionally, as a percentage of revenue, these costs fluctuate from one period to another.

Selling and marketing expenses. Selling and marketing expenses consist primarily of salaries and commissions for our sales and marketing personnel, independent sales representative commissions, travel, marketing communications, press releases, advertising, costs for tradeshows, marketing programs, allocated facilities expense, consultants and market studies, and stock-based compensation under ASC Topic 718, Compensation – Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees (formerly SFAS No. 123, Share Based Payment) . As we align our operating expenses with current economic conditions, we expect selling and marketing expenses to decrease in absolute dollars.

General and administrative expenses. General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit, tax compliance fees, allocated facilities expense, and stock-based compensation under ASC Topic 718, Compensation – Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees (formerly SFAS No. 123, Share Based Payment).

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

Our critical accounting policies as of October 2, 2009 are consistent with those discussed in our annual report on Form 10-K for the year ended January 2, 2009.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Three months ended		Nine months ended
	October 2, 2009	October 3, 2008	October 2, 2009	October 3, 2008

Revenue	100%	100%	100%	100%
Cost of revenue	55	53	54	52

Gross margin	45	47	46	48

Operating expenses
Research and development	35	25	43	24
Selling and marketing	20	15	23	15
General and administrative	31	7	38	10

Total operating expenses	86	47	104	49

Loss from operations	(41)	—	(58)	(1)

Total other income (expense), net	1	3	1	4

Net income (loss)	(40)%	3%	(57)%	3%

Comparison of the Three and Nine Months Ended October 2, 2009 and October 3, 2008

Revenue. Our revenue was $10.3 million for the three months ended October 2, 2009 as compared to $18.4 million for the three months ended October 3, 2008, a decrease of $8.1 million, or 44%. Our revenue was $25.8 million for the nine months ended October 2, 2009 as compared to $52.3 million for the nine months ended October 3, 2008, a decrease of $26.5 million, or 51%. During the first three quarters of 2009, we experienced a substantial decline in revenue, as compared to the first three quarters of 2008, as customer demand continued to be impacted by the weakened macroeconomic conditions that began in the fourth quarter of 2008. In addition to depressing overall sales of PC’s, the weakened economic conditions have disproportionately reduced the sales of higher-end notebooks which are more likely to include a fingerprint sensor. Our revenue was further impacted in 2009 as PC customers reduced their inventory levels to keep pace with the decline in end-user demand for their laptops which incorporate our sensors. We have also experienced declines in revenue associated with our Wireless market, which has been driven by specific customer related product life cycles.

The reduction in shipments to our PC and Wireless customers was the primary factor which adversely impacted our revenue by $6.5 million and $24.1 million for the three months and nine months ended October 2, 2009 as compared to the same timeframes last year. We are also experiencing declining sales prices at the product level which is considered a typical trend within the semiconductor industry. Our average selling prices (“ASPs”), driven by market conditions and competition within the same, adversely impacted our revenue by $1.6 million and $2.5 million for the three and nine months ended October 2, 2009, respectively, as compared to the same periods last year. We expect these adverse market conditions to continue throughout 2009, which will negatively affect our revenue as compared to 2008.

Cost of revenue and gross margin. Our cost of revenue was $5.6 million for the three months ended October 2, 2009 as compared to $9.7 million for the three months ended October 3, 2008, resulting in a gross profit of $4.7 million for the three months ended October 2, 2009 as compared to $8.7 million for the three months ended October 3, 2008, a decrease of $4.0 million, or 46%. Our gross margin was 45% in the three months ended October 2, 2009 as compared to 47% in the three months ended October 3, 2008. Reduced shipments, an overall decline in ASPs and some changes in product mix were primary causes of the decrease in gross profit. The decline in ASPs was somewhat offset by product cost reductions and manufacturing yield improvements. In addition to the adverse ASP impact, the unfavorable gross margins were impacted by fixed manufacturing support costs which were lower in absolute dollars in the quarter ended October 2, 2009 as compared to October 3, 2008, but were higher as a percentage of revenue over that same timeframe. The downward pressure on gross margin was offset slightly by reduced inventory provisions taken for the three months and the nine months ended October 2, 2009 as compared to the same timeframes last year. We expect the competitive market conditions to continue to apply downward pressure on our ASPs. If we are unable to reduce our cost to keep up with this ASP erosion, this situation could, in turn, adversely impact our future gross margin performance.

Our cost of revenue was $13.8 million for the nine months ended October 2, 2009 as compared to $27.1 million for the nine months ended October 3, 2008, resulting in a gross profit of $11.9 million for the nine months ended October 2, 2009 and $25.3 million for the nine months ended October 3, 2008, a decrease of $13.4 million, or 53%. Our gross margin was 46% in the nine months ended October 2, 2009 as compared to 48% in the nine months ended October 3, 2008. The decrease in gross profit through the nine months ended October 2, 2009 was driven primarily by reduced demand for our products, an overall decline in ASPs, and, to a lesser extent, changes in product mix.

Research and development expenses. Research and development expenses were $3.6 million for the three months ended October 2, 2009 as compared to $4.6 million for the three months ended October 3, 2008, a decrease of $1.0 million, or 22%. Research and development expenses decreased in absolute dollars, however, as a percentage of revenue they have increased as our revenue were significantly lower in comparison to the quarter ended October 3, 2008. Research and development expenses were 35% and 25% of revenue for the three months ended October 2, 2009 and October 3, 2008, respectively. The decrease in the third quarter of 2009 was mostly due to a decrease in labor and personnel related costs by $0.7 million due to reduced headcount and salary reductions. Additionally, there were decreases in travel costs by $0.1 million, outside services by $0.1 million and supplies by $0.1 million, which is attributed to tight management of spending.

Research and development expenses were $11.1 million for the nine months ended October 2, 2009 and $12.9 million for the nine months ended October 3, 2008, a decrease of $1.8 million, or 14%. The decrease in the first three quarters of 2009 was primarily due to a reduction in contract labor costs of $0.7 million, a decrease on labor related costs of $0.7 million that included a reduction in incentive compensation, the acquisition of development software of $0.3 million in the first quarter of 2008 and a decrease in travel spending of $0.4 million due to more restrictive overseas travel policy. These decreases were partially offset by an increase in direct materials costs of $0.3 million associated with the purchase of wafer masks for development programs.

Selling and marketing expenses. Selling and marketing expenses were $2.0 million for the three months ended October 2, 2009, as compared to $2.7 million for the three months ended October 3, 2008, a decrease of $0.7 million, or 26%. Selling and marketing expenses were 20% and 15% of revenue for the three months ended October 2, 2009 and October 3, 2008, respectively. The decrease in selling and marketing expenses in the third quarter of 2009 resulted from a reduction in labor costs of $0.3 million due to lower headcount and salary reduction actions taken in the first quarter of 2009, a decline in sales commissions by $0.2 million as a result of lower revenue and a reduction in outside services and travel spending by $0.1 million and $0.1million, respectively, due to cost saving initiatives.

Selling and marketing expenses were $5.8 million for the nine months ended October 2, 2009 and $7.8 million for the nine months ended October 3, 2008, a decrease of $2.0 million, or 26%. The decrease in selling and marketing expenses in the first three quarters of 2009 was primarily attributed to a decrease in labor related costs of $0.7 million due to actions taken to reduce headcount and salaries and reduction in incentive compensation, lower sales commissions of $0.5 million as a result of fewer shipments and a decrease in outside services and travel spending of $0.4 million and $0.4 million, respectively, due to strict cost management.

General and administrative expenses. General and administrative expenses were $3.2 million for the three months ended October 2, 2009 and $1.4 million for the three months ended October 3, 2008, an increase of $1.8 million or 129%. General and administrative expenses were 31% and 7% of revenue for the three months ended October 2, 2009 and October 3, 2008, respectively. The increase in general and administrative expenses is primarily related to the additional expense of $1.6 million recorded in the third quarter of 2009, associated with the lawsuit dismissal as a result of the finalization of our formal valuation of the Atrua assets. Outside legal expenses in the third quarter of 2008 were reduced by a legal settlement received in cash of $0.6 million. If not for this offsetting settlement, legal expenses would have been down over this comparative timeframe versus reflecting an increase of $0.3 million. These increases were partially offset with a decrease in labor related costs of $0.1 million attributed to salary reductions.

General and administrative expenses were $9.7 million for the nine months ended October 2, 2009 as compared to $5.1 million for the nine months ended October 3, 2008, an increase of $4.6 million, or 90%. The increase in general and administrative expenses in the first three quarters of 2009 was primarily driven by expense of $3.9 million recorded in the second and third quarter of 2009 associated with the Atrua lawsuit dismissal and asset purchase transaction related fees of

$0.3 million. Outside legal fees in the third quarter of 2008 were reduced by a legal settlement of $0.6 million. If not for this offsetting settlement, legal expenses would have been flat over this comparative timeframe versus reflecting an increase of $0.7 million. These increases were slightly offset by a decrease in labor related costs of $0.3 million due to salary reductions and reduction in incentive compensation.

Other income, net. Other income, net decreased by $0.5 million to a net other income of $0.1 million for the three months ended October 2, 2009 from a net other income of $0.6 million for the three months ended October 3, 2008, primarily due to lower interest income as a result of the maturity of our notes and bonds which were reinvested in the U.S. Treasury and government agency funds and notes as well as an overall decline in interest rates.

Other income, net decreased $1.6 million to a net other income of $0.3 million for the nine months ended October 2, 2009 from a net other income of $1.9 million for the nine months ended October 3, 2008. The decrease in other income in the first three quarters of 2009 was primarily due to lower interest income as a result of the maturity of our notes and bonds which were reinvested in the U.S. Treasury and government agency funds and notes as well as an overall decline in the interest rates.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations, the issuance and sale of our common and preferred stock and senior secured convertible debt. Our cash, cash equivalents and investments were $57.4 million as of October 2, 2009, a decrease of $11.2 million from January 2, 2009. The decrease in our cash, cash equivalents and investments as of October 2, 2009 was primarily attributable to the cash used in operations and an asset purchase which was completed during the third quarter of 2009.

	Nine months ended
	October 2, 2009	October 3, 2008
	(In thousands)
Consolidated statement of cash flows data:
Purchase of property and equipment	$(651)	$(1,258)
Cash flows from operating activities	(9,578)	2,944
Cash flows from investing activities	(6,538)	18,463
Cash flows from financing activities	3	600

Operating activities. Net cash used in operating activities was $9.6 million in the nine months ended October 2, 2009, primarily due to net loss for the period which included expense related to the dismissal of the lawsuit of $3.9 million and asset acquisition transaction related costs of $0.3 million.

Investing activities. Net cash used by investing activities was $6.5 million in the nine months ended October 2, 2009, due to investments in government agency notes. Investments purchased were offset by maturity of our investments in various bonds and notes as well as the redemption of some of investments in auction rate securities.

Financing activities. Net cash provided by our financing activities is a result of proceeds received from exercise of stock options.

We believe our $53.9 million of cash and cash equivalents and short-term investments at October 2, 2009, as well as expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months.

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

Our investment policies are designed to provide liquidity, preserve capital and achieve an acceptable return on invested assets. As of October 2, 2009, our investment portfolio consisted primarily of U.S. treasury and U.S. government agency funds and notes, and fixed-income securities. We utilize investment vehicles such as U.S treasury and U.S. government agency funds and notes, commercial paper and auction rate securities.

As of October 2, 2009, all of our remaining $3.5 million in long-term investments were comprised of preferred stock investments and a student loan backed security with an auction reset feature (“auction rate securities”). The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. All of the preferred stock investments carry AAA credit ratings. The student loan backed auction rate security is a state issued higher education loan which is substantially insured by the U.S. government.

Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 28 or 35 days. In mid- February 2008 the auction rate securities markets became disrupted and we experienced auction failures for the first time. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited. These developments resulted in the classification of these securities as long-term investments in our consolidated financial statements at October 2, 2009. Furthermore, one of our auction rate securities is no longer being valued by the pricing vendor utilized by our investment broker and therefore was measured using unobservable inputs. We measured the fair value of this auction rate security using a discounted cash flow model and applied a discount rate of AAA rated corporate bonds with a two year maturity further discounted to incorporate lack of liquidity in the student loan backed ARS market. During the nine months ended October 2, 2009, we recorded a $28,000 impairment on the above investment using our valuation model and determined that the impairment of this student loan backed auction rate security is other-than-temporary based on no activity during the last twelve months and no indication of intent or ability for the issuer to call or repay the debt. Due to the highly illiquid nature of the underlying student loan securities, it is not highly probable that we will have the ability to hold this security until it is liquidated by the issuer or until the market for this security recovers.

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

There can be no assurance that our business will generate sufficient cash flows from operations in an amount, together with our remaining cash and cash equivalents and short-term investments, sufficient to enable us to fund our operating and other liquidity requirements. Our ability to meet these liquidity needs is subject to certain risks. Please see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2009 for a detailed discussion of these risks.

Contractual Obligations

There were no significant changes during the nine months ended October 2, 2009 in our reported payments due under contractual obligations and disclosed contingent contractual obligations at January 2, 2009, as described in our Annual Report on Form 10-K, for the fiscal year ended January 2, 2009.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Recent Accounting Pronouncements

See Note 13 of the Notes to Consolidated Financial Statements for recent accounting pronouncements.

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

Interest rate risk. We had cash, cash equivalents and investments of $57.4 million as of October 2, 2009, which were held for working capital and strategic purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and achieve an acceptable return without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk and reduce exposure, we maintain our portfolio of cash equivalents and short-term and long-term investments in investment grade securities that are primarily of a conservative nature. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations.

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

At October 2, 2009, we held $3.5 million in auction rate securities and consider them inactively traded securities. The rate of interest paid on the auction rate securities is determined at auctions held at pre-determined intervals, usually every seven, 28 or 35 days. If sufficient clearing bids are not made in a particular auction, that can result in the inability to liquidate the asset-backed securities in the auction. All of our auction rate securities held as of October 2, 2009 have experienced failed auctions. There can be no assurance that auctions on the auction rate securities in our investment portfolio will succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may decline even further and we may record additional other than temporary impairment charges.

Credit ratings and the market for debt securities may continue to worsen which may also require us to record other than temporary impairment charges. For more information on fair value assumptions please see Note 4, “Fair Value Measurements”, of the Notes to Consolidated Financial Statements.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of October 2, 2009 to provide reasonable assurance of the achievement of these objectives.

Changes in internal controls. There was no change in our internal control over financial reporting during the quarter ended October 2, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On March 12, 2008, we filed a patent infringement lawsuit against Atrua Technologies, Inc. in the United States District Court, Northern District of California. We sought monetary damages for infringement by Atrua’s fingerprint sensor products and an injunction against Atrua’s future infringement of the patents. Atrua filed counterclaims on May 14, 2008 against us. The counterclaims alleged infringement of an Atrua patent related to biometric imaging and various affirmative defenses. Both companies asserted allegations related to unfair business practices. Pursuant to an assignment for benefit of creditors on May 8, 2009, Atrua ceased doing business. We purchased certain Atrua assets on July 8, 2009, including Atrua’s remaining fixed assets and inventory, as well as all patents and intellectual property, and filed papers with the Court to effect a complete dismissal of the action. On July 15, 2009 the Court dismissed all claims and directed the Clerk of Court to close the case file. The dismissal became final and non-appealable on August 15, 2009. Pursuant to the closure of the lawsuit, $3.9 million in estimated charges related to this dismissal were recorded in our statement of operations for the nine months ended October 2, 2009.

On October 9, 2008, a complaint for violation of U.S. federal securities laws was filed by Brian Hoffman against AuthenTec and certain officers of the Company in the United States District Court, Middle District of Florida. We strongly refuted the unsubstantiated allegations in the complaint and filed a Motion to Dismiss or Strike the Complaint on December 4, 2008. A lead plaintiff, Robert Caruso, and lead counsel were appointed by the Court in December 2008 and were provided a short period to either amend the originally filed complaint or respond to our motion to dismiss. On January 9, 2009, an Amended Complaint was filed on behalf of a class of persons who purchased our common stock between October 29, 2007 and September 5, 2008 alleging that the defendants made false or misleading statements concerning our business, operations, and prospects and that the putative class suffered losses as a result. We filed a Motion to Dismiss or Strike the Amended Complaint with Prejudice on February 5, 2009, and a hearing was held on March 20, 2009 on our Motion. On September 24, 2009, following a detailed review of the law and the facts, the Court granted our motion to Dismiss with Prejudice and the Clerk of Court was directed to close the file. The dismissal became final and non-appealable on October 24, 2009.

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

On and effective November 5, 2009, our Board of Directors (the “Board”) amended and restated our Amended and Restated Bylaws. The following is a summary of the changes effected by the adoption of the Second Amended and Restated Bylaws, which is qualified in its entirety by reference to the Second Amended and Restated Bylaws filed as Exhibit 3.1 hereto, or the amended Bylaws.

Section 2(b) of the Second Amended and Restated Bylaws sets forth the procedures for advance notice of stockholder proposals and for other business to be considered at an annual meeting or special meeting of stockholders. The amended Bylaws now clarify that the advance notice provisions of Section 2(b) are the exclusive means for a stockholder to make nominations or submit other business (other than matters properly brought under Rule 14a-8 under the Exchange Act and included in our notice of meeting) before an annual meeting of stockholders. Additionally, Section 2(b) of the amended Bylaws expands the information required to be provided by the stockholder making a proposal, including information about persons controlling, or acting in concert with, such stockholder and information about any hedging activities engaged in by such stockholder. The amended Bylaws also clarify the authority granted to the Chairman of our Board or his designee over the conduct of our stockholder meetings.

Item 6.	Exhibits

3.1	Second Amended and Restated Bylaws

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTEC, INC.

Date: November 4, 2009	By:	/s/ F. SCOTT MOODY
F. Scott Moody
Chief Executive Officer
(on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

Date: November 5, 2009		/s/ GARY R. LARSEN
Gary R. Larsen
Chief Financial Officer (as the Registrant’s Principal Financial Officer)