Form 10-K/A
period 2010-01-01
AUTHENTEC INC
filed 2010-04-30
CIK 1138830

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE – AMENDMENT NO. 1

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of AuthenTec, Inc. for the year ended January 1, 2010, filed with the Securities and Exchange Commission on March 17, 2010 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K.  Such information was previously expected to be incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders. As we will not file our definitive proxy statement within 120 days of our fiscal year ended January 1, 2010, Part III, Items 10-14, of the Original 10-K are hereby amended and restated in their entirety.

                                                Except as described above, this Amendment No. 1 on Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Amendment No. 1 on Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Amendment No. 1 on Form 10-K/A contains statements relating to expected future results and business trends that are based upon our current estimate, expectations, and projections about the industry, and upon our beliefs, and certain assumptions we have made that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “guidance,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “prospects,” “outlook,” “forecast,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the Original 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Original 10-K. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

PART III

Unless the context suggests otherwise, references herein to “AuthenTec,” the “Company,” “we,” “us” and “our” mean AuthenTec, Inc. and its subsidiaries.

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth the names, ages, principal occupation and tenure of each of our directors.

Name	Principal Occupation	Age	Director Since
F. Scott Moody	Chief Executive Officer of AuthenTec	53	1998

Matthew P. Crugnale	President of Crugnale Associates	73	1998

Chris Fedde	President and Chief Operating Officer of SafeNet, Inc.	59	2008

Robert E. Grady	Chairman of the Board of AuthenTec and Managing Partner of Cheyenne Capital Fund	52	2004

Gustav H. Koven III	Partner/Manager of various Venture Capital Partnerships/LLCs	67	1999

William Washecka	Retired Partner of Ernst & Young LLP; Consultant	62	2008

The business experience and other specific skills, attributes and qualifications of each of our directors are as follows:

F. Scott Moody is our co-founder and has served as a member of our Board of Directors and our Chief Executive Officer, or CEO, since inception. He was elected as Chairman of our Board of Directors in October 2006, and served in this capacity until January 2010. From inception to July 2006, he also served as our President. Prior to founding the company in 1998, Mr. Moody was the Vice President of the Core Products Division of the Semiconductor Sector of Harris Corporation, or Harris, now Intersil Corporation. Mr. Moody began his career at Harris in 1980, during which time he held positions in engineering, program management and marketing. Mr. Moody received a BS degree in Industrial Engineering from North Carolina State University and an Executive MBA from the University of Florida.  Pursuant to Mr. Moody’s employment agreement, we have agreed that the Nominating and Corporate Governance Committee of our Board of Directors will use its best efforts to nominate Mr. Moody to our Board of Directors. As our co-founder and CEO, Mr. Moody brings insight into all aspects of our business.  Mr. Moody’s leadership, together with the skills and knowledge of our industry and the Company, has been instrumental in our leadership position in the market and expansion towards being a solutions provider.

Matthew P. Crugnale has served as a member of our Board of Directors since our founding in 1998. Mr. Crugnale has had a 50-year career in the electronics industry, and since 1982, he has been the President of Crugnale Associates, a Silicon Valley-based strategic consulting firm. Mr. Crugnale has successfully assisted over 70 start-up and spin-off technology companies. Before starting Crugnale Associates, he was Vice President, International Marketing for Beckman Instruments. Prior to this, Mr. Crugnale spent 20 years as a General Electric executive culminating his GE career as Director, Europe, where he worked directly for Jack Welch. Mr. Crugnale earned a BSEE degree from Case Institute of Technology, and his education includes graduate work at the Massachusetts Institute of Technology’s Sloan School of Management and Renesselar Polytechnic Institute. Mr. Crugnale offers our board a deep understanding of the electronics industry gained from over 50 years of experience in the industry and valuable insight into corporate and marketing strategies as the president of his own strategic consulting firm.

Chris Fedde has served as a member of our Board of Directors since February 2008. Mr. Fedde has been the President and Chief Operating Officer of SafeNet, Inc., a $500 million global leader in information security, since October 2006. From February 2001 through October 2006, Mr. Fedde served as Director of Corporate Business Development and as a General Manager at SafeNet, Inc., a leader in products that provide information security and data protection. Mr. Fedde is also on the Board of Directors of SafeNet. Prior to joining SafeNet, Mr. Fedde was the Director of Secure Products at Harris, a position he held after leading several radio business units at Harris. Prior to this, Mr. Fedde directed R&D departments at Motorola, Inc. While at Motorola and Harris, he was awarded several patents in the wireless field. Mr. Fedde earned a BSEE degree from the University of Iowa.  Mr. Fedde’s experience at SafeNet, Harris and Motorola provide the board with an extensive knowledge of the technology industry and insight into industry wide trends which affect our business.

Robert E. Grady has served as a member of our Board of Directors since June 2004. He was elected as Chairman of our Board of Directors in January 2010. In 2009, Mr. Grady became a partner at Cheyenne Capital Fund, a private equity firm, and was recently appointed as Chairman of New Jersey’s Council of Economic Advisors by Governor Chris Christie. From May 2000 to his retirement in 2009, Mr. Grady was a Managing Director with the Carlyle Group where he had served as a member of the Management Committee, global head of the firm’s venture capital practice, and fund head of Carlyle’s U.S. venture and growth capital fund, Carlyle Venture Partners. Prior to joining Carlyle, Mr. Grady was Managing Director and member of the Management Committee at Robertson Stephens & Company, a leading emerging growth investment bank. Previously, he served in the White House as Deputy Assistant to President George H.W. Bush and Executive Associate Director of the Office of Management and Budget. Mr. Grady also serves on the Board of Directors of Maxim Integrated Products, Inc., a company that designs, manufactures, and sells high-performance semiconductor products, Thomas Weisel Partners Group, a leading investment banking firm, and privately held companies E-Screen, Inc; Eleutian Technology, LLC; Viator, Inc. and Symbio LLC. He is a former Director of Blackboard, a leading provider of software solutions for the education industry, and of several privately held companies. Mr. Grady is a former Director and Chairman of the National Venture Capital Association, and is a member of the Board of Governors of the Pardee RAND Graduate School, the Advisory Council of the Royal Bank of Canada’s Venture Capital Funds, and the National Commission on Energy Policy. Mr. Grady is a graduate of Harvard College and earned a MBA from Stanford Graduate School of Business.  Mr. Grady’s vast experience in the finance industry, and in working as a director of and advisor to emerging growth companies, provides the board with valuable insight into corporate strategy and economic trends.  Throughout his career he has analyzed the financial performance and strategies of companies and brings this experience to bear as the Chairman of our board.

Gustav H. Koven III has served as a member of our Board of Directors since 1999. Mr. Koven was a manager of certain aspects of Knickerbocker 1999 Direct Investments LLC from 1999 to 2008 and was a manager of certain aspects of HT 1999 Direct Investments LLC from 2004 to 2008. Mr. Koven has been the Managing Member of Wildfields Venture Advisors LLC since 2003. After June 2007, Mr. Koven’s role at Knickerbocker 1999 Direct Investments LLC and HT 1999 Direct Investments LLC was with respect to investments of those entities in companies other than the investment in our company. Mr. Koven is currently a Founding Partner of SmithDefieux Capital Partners (SDCP Partners LLC) and a Founding Partner of Savano Direct Capital Partners LLC and BrownSavano Direct Capital Partners, LP. From 1990 to the present, Mr. Koven has been a partner in a number of Edison Venture Fund partnerships. Prior to joining Edison, Mr. Koven was the President of Chase Manhattan Capital Corporation and Chase Manhattan Investment Holdings. Mr. Koven earned a Bachelor of Engineering degree from Stevens Institute of Technology and a MBA from Columbia University Graduate School of Business.  As a member of our board since 1999, Mr. Koven has been and continues to be instrumental in our growth and offers our board extensive knowledge of the Company and our business.  In addition, Mr. Koven has served on the boards of multiple technology companies and brings this experience to bear as the Chairman of our Nominating and Corporate Governance Committee.

William Washecka has served as a member of our Board of Directors since June 2008. Mr. Washecka also serves as a director on the board of Online Resources and in the past served as a director on the board of Avalon Pharmaceuticals, Inc. From 2004 to 2006, Mr. Washecka served as Chief Financial Officer of Prestwick Pharmaceuticals, which specializes in therapies for central nervous system disorders. From 2001 to 2002, Mr. Washecka served as Chief Financial Officer for USinternetworking, Inc., an enterprise and e-commerce software service provider. Previously, Mr. Washecka was a senior audit partner with Ernst & Young LLP, which he joined in 1972 and was responsible for the High Technology and emerging business practice in the Mid Atlantic area. He has a BS in accounting from Bernard Baruch College of New York and completed the Kellogg Executive Management Program. Mr. Washecka’s extensive financial and accounting experience gained as a CFO of multiple companies and as a partner at Ernst & Young is a great asset to our board and our Audit Committee in particular.

Executive Officers

The following table sets forth certain information about our current executive officers:

Name	Position(s)	Age
F. Scott Moody	Director and Chief Executive Officer	53
Lawrence J. Ciaccia, Jr.	President	51
Gary R. Larsen	Chief Financial Officer	46
Anthony Iantosca	Sr. Vice President—Worldwide Operations	45
Frederick R. Jorgenson	Vice President—General Counsel	45

The business experience and other specific skills of each of our executive officers (other than F. Scott Moody discussed above) are as follows:

Lawrence J. Ciaccia, Jr. has been our President since July 2006. He joined us as Executive Vice President of Marketing in March 2005. From March to November 2004, he was Vice President and General Manager of the wireless data and networking component products division at Conexant Systems, Inc. From 1999, he held the same position through a series of acquisitions with Globespan Virata Inc. and Intersil. Mr. Ciaccia began his career as a design engineer in 1980 with the Semiconductor Sector of Harris. Mr. Ciaccia received a BS degree in Electrical Engineering from Clarkson University and an MBA from Florida Institute of Technology.

Gary R. Larsen has been our Chief Financial Officer since December 2006. From April 2005 to December 2006, Mr. Larsen served as Chief Financial Officer of Artesyn Technologies, Inc. Mr. Larsen also served as Artesyn’s Corporate Controller from May 1999 to April 2005. Prior to joining Artesyn, Mr. Larsen served in a variety of management positions with W.R. Grace & Co. Mr. Larsen began his career with KPMG Peat Marwick, LLP. Mr. Larsen received a BS degree from the State University of New York at Buffalo and an MBA from Leonard N. Stern School of Business at New York University.

Anthony Iantosca has been our Sr. Vice President of Worldwide Operations since August 2008. From 2005 to 2008, Mr. Iantosca served as our Vice President of Operations. He joined us as Director of Manufacturing Operations in August 2000. Prior to joining us, Mr. Iantosca was a director with Signetics Corporation from 1999 to August 2000. Prior to that, he was the Director of Operations for Catalyst Semiconductor Inc. from 1995 to 1999. Prior to joining Catalyst, Mr. Iantosca served as Director of Offshore Manufacturing for Cypress Semiconductor Corporation. Mr. Iantosca received an MBA from the J.L. Kellogg Graduate School of Management at Northwestern University, an International MBA from the Hong Kong University of Science and Technology, and an Electronic Engineering diploma from the GTE Sylvania Technical School.

Frederick R. Jorgenson has been our Vice President and General Counsel since November 2006. Prior to joining us, Mr. Jorgenson was Senior Counsel for intellectual property and licensing at Raytheon Company from October 2005 to November 2006. From April 2005 to October 2006, Mr. Jorgenson served as a consultant, after having served as the Chief Executive Officer of RJ Mears, LLC from January 2003 to April 2005. From October 2000 through January 2003, Mr. Jorgenson served as an Assistant General Counsel of Fujitsu Network Communications, Inc. Prior to that, Mr. Jorgenson served as intellectual property and licensing counsel with Harris. Mr. Jorgenson received a BS degree in Electrical Engineering from Florida International University and a JD degree from Florida State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with.

Corporate Governance

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. The Code of Business Conduct and Ethics is available on our website at www.authentec.com. It is our intention to disclose any waivers of, or amendments to, the Code of Business Conduct and Ethics on our website, www.authentec.com.

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting process among other matters. The current members of our Audit Committee are William Washecka, Robert E. Grady, Gustav H. Koven III, and Matthew P. Crugnale. Mr. Washecka is the Chairman of the Audit Committee and our audit committee financial expert as currently defined under applicable SEC rules. We believe all members of our Audit Committee meet the criteria for independence under, and that the functioning of our Audit Committee complies with, the applicable requirements of the Nasdaq Stock Market and the SEC rules and regulations.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The primary goals of the Compensation Committee of our Board of Directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and stock incentives to achievement of specified performance objectives, and to align executives’ incentives with stockholder value creation.

To achieve these goals, our Compensation Committee recommends executive compensation packages to our Board of Directors that are generally based on a mix of salary, discretionary bonus and equity awards. Although our Compensation Committee has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, we intend to implement and maintain compensation plans that tie a substantial portion of our executives’ overall compensation to achievement of corporate goals and value-creating milestones such as the development of our products, the establishment and maintenance of key strategic relationships, reaching sales and marketing targets and the growth of our customer base as well as our financial and operational performance, as measured by metrics such as revenue and profitability.

Our Compensation Committee evaluates individual executive performance with a goal of setting overall compensation at a level that is designed to attract and retain the most talented executives. The Compensation Committee takes into account our relative performance in the market and our own strategic goals. The committee also considers third party compensation survey data that encompass information from high tech companies, including numerous semiconductor companies.

In the past, we have utilized the services of a compensation consultant to review our policies and procedures with respect to executive compensation. In early 2008, we engaged an independent compensation consultant to review our compensation program, to conduct market comparisons, and to make recommendations regarding suggested changes to our executive compensation program.  The Compensation Committee used this information as a guide in establishing our compensation program for 2008.  For 2009, we continued the compensation program without significant deviation, and we did not engage a compensation consultant.  In addition, we have historically conducted an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. This review is based on a survey of executive compensation paid by similar companies in the semiconductor industry conducted externally, and is used as a gauge for evaluating market competitiveness. We did not undertake such annual review for 2009, however, because we made a decision not to increase compensation levels in an effort to control expenses. Our Compensation Committee also has historically taken into account input from other independent members of our Board of Directors and publicly available data relating to the compensation practices and policies of other companies both within and outside of our industry.

Our Compensation Committee intends to employ the services of third-party executive compensation specialists from time to time, as it sees fit, in connection with the establishment of cash and equity compensation and related policies.

Elements of Compensation

The compensation received by our executive officers consists of the following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within the semiconductor industry. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual experience, responsibilities and overall performance. Salaries are set annually by the committee, in the case of the Chief Executive Officer, and by the Chief Executive Officer and approved by the committee, for the other executives. The criteria for determining base salary are subjective rather than objective and in the past have included how the executive has contributed to our company’s revenue and operating net income, and how the executive has carried out the responsibilities of his position. For example, an executive may have been responsible for securing a new major customer or developing or producing a new product.

Given the rapidly deteriorating economic conditions in 2009, it was necessary to substantially reduce expenses, including in the area of compensation. As part of these actions, our executive officers voluntarily agreed to reduce their annual base salaries for 2009. As a result of the reduction, Mr. Moody’s annual base salary was reduced approximately 10% to $265,000 per year, and the annual salaries of the other named executive officers were reduced between 5% and 10%, to a range of $179,550 to $204,120.

In March 2010 our Board of Directors approved a salary increase for Mr. Jorgenson in the amount of $25,450, bringing his current annual compensation to $205,000, in recognition of his significant contributions toward the successful resolution in 2009 of several legal proceedings involving the company.

In April 2010, our Board of Directors, upon the recommendation of the Compensation Committee, reinstated the annual salaries for Mr. Moody and the executive officers to their 2008 levels.  Mr. Moody’s annual salary was reinstated to $295,000; and the annual salaries for our other executive officers once again range from $195,300 to $226,800.

Discretionary Annual Bonus. In addition to base salaries, our Compensation Committee has the authority to award discretionary annual bonuses to our executive officers. The annual incentive bonuses are intended to compensate officers for achieving corporate goals and for achieving what the committee believes to be value-creating milestones. In prior years, each executive officer was eligible for a discretionary annual bonus up to an amount equal to a specified percentage of such executive officer’s salary. The target percentages were set at levels that, upon achievement of the targets, were likely to result in bonus payments that our Compensation Committee believed to be at or near the median for target bonus amounts for comparable companies in our industry. However, our Compensation Committee could increase the annual bonus paid to our executive officers.

Given the economic conditions and the need to reduce expenses, our Compensation Committee determined that there would not be a discretionary annual bonus paid in connection with performance in 2009, but would rely on longer-term equity compensation to more strategically align our executive officers’ compensation with the interests of our shareholders. While Mr. Moody’s employment contract provides for an annual bonus, he voluntarily agreed to forgo his participation in the discretionary annual incentive bonus for 2009.

Our Compensation Committee again determined that there would not be a discretionary annual bonus paid in connection with performance in 2010, but would continue to rely on longer-term equity compensation. Mr. Moody voluntarily agreed to forgo his participation in the discretionary annual incentive bonus for 2010, notwithstanding the terms of his employment contract.

Long-Term Incentive Program. We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock options and stock-based awards. Our equity compensation plans have been established to provide certain our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our stockholders. Our Compensation Committee believes that the use of stock options and stock-based awards offers the best approach to achieving our compensation goals. While we have not adopted stock ownership guidelines, our equity compensation plans have provided the principal method for our executive officers to acquire a meaningful ownership interest in the company.

Prior to our initial public offering, we granted equity awards primarily through our 2004 Stock Incentive Plan, and following our initial public offering, we have primarily granted equity awards through our 2007 Stock Incentive Plan. Each plan was adopted by our Board of Directors and stockholders to permit the grant of stock options, stock appreciation rights, restricted stock, and other stock-based awards to our officers, directors, employees and consultants. Typically, we grant options to individuals, including our executive officers, as part of their commencement of employment, and the amount of options is based upon the individual’s role and level of compensation. Additionally, we believe it is important that our executives and other employees have a certain amount of unvested stock options to provide incentives for them to continue their employment with the company.  As such we typically grant new options on an annual basis. Equity awards are typically granted on the first trading day of the month following approval by our Compensation Committee or its designee. We do not have a program or practice of coordinating the timing of our equity grants with the release of material non-public information.

Stock Options

In the first half of each year, we normally issue a broad based equity grant to the majority of our employees. Our Compensation Committee believes that these annual equity grants are important both for aligning the interests of our employees with shareholders, as well as for the retention of our employees, since new grants are unvested and typically require the employees to remain with the company for several years in order for the awards to vest and become exercisable. In determining the overall size of the 2009 annual grant, the Compensation Committee sought the advice of a third party compensation consultant regarding competitive market trends and considered the size of the estimated burn rate. The Compensation Committee reviewed competitive trend data, which the committee adjusted downward in consideration of the weak macroeconomic conditions. The Compensation Committee further refined the individual employee grants by considering the employee’s job performance and the number of unvested shares held by the employee. As a part of our 2009 annual equity grants, in the second quarter of 2009, the Compensation Committee granted stock options to purchase an aggregate of 98,040, 49,020, 39,216, 42,485 and 35,950 shares of common stock that vest over a four year period to Messrs. Moody, Ciaccia, Larsen, Iantosca, and Jorgenson, respectively.

            As described further in “Employment Arrangements with Named Executives,” each of our named executives agreed to salary reductions ranging from five to ten percent of their annual salaries. Additionally, most other employees earning over one hundred thousand dollars per year participated in the salary reduction. Subsequent to the executives agreeing to the salary reductions, the Compensation Committee determined that the named executives and all other employees who received salary reductions should receive stock option grants to partially offset the reduction in salaries with longer term equity compensation. Accordingly, on March 2, 2009, the Compensation Committee granted stock options to purchase an aggregate of 6,000 and 4,000 shares of our common stock at an exercise price of $1.36, which vest over two years with 50% vesting one year from March 2, 2009, with the remaining 50% vesting two years from the grant date, to Messrs. Iantosca and Jorgenson, respectively. On April 1, 2009, to partially offset the reduction in salaries, the Compensation Committee also granted stock options to purchase an aggregate of 12,300, 9,500 and 8,600 shares of our common stock at an exercise price of $1.52, which vest over two years with 50% vesting one year from the grant date, with the remaining 50% vesting two years from the grant date, to Messrs. Moody, Ciaccia and Larsen, respectively.

The Compensation Committee has not yet determined the size or the timing of the annual grant for 2010.

Performance-Based Restricted Stock Units

In early 2009, the Compensation Committee evaluated our performance-based equity compensation program in consideration of several factors, including the state of the company and industry and the elimination of the discretionary cash bonus in 2009. The Compensation Committee determined that an award of performance-based restricted stock units (RSUs) to the named executive officers and other employees was appropriate, and that the performance goals for such awards would be based on corporate revenue and net income levels for the 2009 and 2010 fiscal years. In accordance with this evaluation, on April 1, 2009, the Compensation Committee granted an aggregate of 75,000, 53,000, 42,500, 42,500 and 25,000 performance-based restricted stock units, to Messrs. Moody, Ciaccia, Larsen, Iantosca, and Jorgenson, respectively. Fifty percent of these awards could be earned in 2009 and 50% in 2010, based on the company’s achievement of a revenue goal and a net income goal for each year.  Of the amount that could be earned for each year, 75% could be earned based on achievement of the revenue goal and 25% could be earned based on achievement of the net income goal.  If at least 80% of the revenue goal or net income goal was achieved, then 50% of the RSUs associated with the respective goal would be earned.

The Compensation Committee determined that the 2009 targets would be stretch goals designed to motivate management to explore opportunities for growth through strategic M&A. Correspondingly, the revenue goal for 2009 was set --well above internal targets-- at $45 million, and the net income (loss) goal for 2009 was set at $(6.4) million. While management was diligent in considering M&A opportunities, the Company only completed one small acquisition in 2009 and therefore the Company did not meet these revenue and net income targets. Accordingly, the Compensation Committee determined that these goals were not achieved for 2009, and therefore the RSUs attached to 2009 performance were not earned and were cancelled. The plan remains in effect for the RSUs attached to 2010. The 2010 plan goals reflect improvement in revenue and net income as compared to the 2009 goals and substantial improvement over the 2009 actual performance.

           Severance and/or Change-in-Control Benefits. Our named executive officers, whom are designated below under “Summary Compensation Table,” are entitled to certain severance and/or change of control benefits, the terms of which are described below under “Change of Control Arrangements.” We believe these severance and/or change-in-control benefits are an essential element of our executive compensation package and assist us in recruiting and retaining talented individuals.  On April 3, 2009, Mr. Iantosca received an employment agreement.  Our Compensation Committee approved non-material amendments to the employment agreements of Messrs. Moody, Larsen, Ciaccia and Jorgenson, effective January 1, 2009, to comply with certain requirements under Section 409A of the Internal Revenue Code of 1986, as amended, relating to the change of control benefits of such executives. Our Compensation Committee also approved amendments to the employment agreements of Messrs. Larsen, Ciaccia and Jorgenson, each effective as of April 6, 2009, to update the change of control arrangements to reflect grants of non-option based incentive equity to executive officers. See below under “Employment Arrangements with Named Executive Officers” and “Change of Control Arrangements” for a complete description of the terms of such agreements.

Other Compensation. We have employment agreements with Mr. Moody and each of our other executive officers. Consistent with our compensation philosophy, we intend to continue to maintain the current benefits and pre-requisites for our executive officers set forth in their employment agreements and under existing company compensation policies; however, our Compensation Committee, in its discretion, may in the future revise, amend or add to the benefits and pre-requisites of any executive officer if it deems it advisable. The material terms of our employment agreements with our named executive officers are described below under “Employment Arrangements with Named Executive Officers.”

Risk Assessment Related to Compensation Policies and Practices.  We have reviewed the design and operation of our incentive compensation arrangements for all employees, including executive officers, for the purpose of determining whether such programs might encourage inappropriate risk-taking that could have a material adverse effect on the company.  Specifically, management compiled an inventory of all incentive compensation arrangements applicable to our employees at all levels, which were summarized and reviewed for the purpose of identifying any aspects of such programs that might encourage behaviors that could exacerbate material business risks to the company, and to ensure retention of employees and achievement of the Company’s objectives. We also have periodically engaged outside consultants who have assisted the Company in comparing its compensation plans to other companies in the semiconductor industry and also to other smaller public companies. We concluded that our compensation plans, programs and policies do not encourage employees to take risks that are reasonably likely to have a material adverse effect on our long-term well-being.

Summary Compensation Table

The following table summarizes the compensation earned during 2007, 2008 and 2009 by our Chief Executive Officer, Chief Financial Officer and our next three most highly compensated executive officers for services rendered to us in all capacities. We refer to these officers as our Named Executive Officers.

Name and Principal Position	Year	Salary	Bonus	Stock	Option	All Other	Total
		($)	($)	Awards	Awards	Compensation	($)
				($)(1)	($)(2)	($)(3)
F. Scott Moody,	2009	271,173	—	114,000	94,439	9,881	489,493
Chief Executive Officer	2008	287,520	60,844	197,856	558,051	17,345	1,121,616
	2007	279,508	185,000	—	169,715	10,887	645,110

Lawrence J. Ciaccia, Jr.	2009	208,482	—	83,960	62,889	1,301	356,632
President	2008	220,333	42,508	136,625	519,392	688	919,546
	2007	207,250	82,184	—	62,545	652	352,631

Gary R. Larsen,	2009	188,626	—	64,600	40,835	446	294,507
Chief Financial Officer	2008	199,360	25,640	81,696	148,761	611	456,068
	2007	190,000	50,229	—	488,611	84,849	813,689

Anthony Iantosca,	2009	187,413	—	67,260	49,515	443	304,631
Sr. Vice President—Worldwide Operations	2008	189,463	24,366	95,250	390,366	576	700,021
	2007	176,096	46,554	—	465,027	541	688,218

Frederick Jorgenson,	2009	181,367	—	38,000	33,834	426	253,627
Vice President—General Counsel	2008	183,631	19,680	68,266	142,710	553	414,840
	2007	175,000	46,264	—	31,785	63,904	316,953

(1)
Represents the grant date fair value of restricted stock units granted to our named executive officers, as estimated pursuant to FASB ASC Topic 718 for the applicable fiscal year. Grant date fair value is calculated based on the closing market price of the underlying shares on the date of the grant and the probable outcome of performance-based vesting conditions, excluding the effect of estimated forfeitures. The actual value realized from these awards by our executive officers will depend on the achievement of specified performance objectives. For more information regarding our valuation of restricted stock unit awards, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies—Stock-based Compensation” in our annual report on Form 10-K filed with the SEC on March 17, 2010.

(2)	Represents the grant date fair value of stock options granted to our named executive officers, as estimated pursuant to FASB ASC Topic 718 for the applicable fiscal year.

(3)	For 2009, reflects group life insurance premiums paid by us on behalf of the executives. Mr. Moody also received compensation for auto lease allowance and miscellaneous reimbursements.

Grants of Plan—Based Awards in 2009

The following table provides information regarding grants of plan-based awards to our named executive officers during 2009.

Name	Grant				All Other	All Other	Exercise or Base	Grant Date
	Date	Estimated Future Payouts			Stock Awards:	Option Awards:	Price of Option	Fair Value of
		Under Equity Incentive Plan			Number of	Number of	Awards	Stock and
		Awards			Shares of Stock	Securities	($/Sh)	Option
		Threshold	Target	Maximum	or Units	Underlying		Awards
		(#)	(#)	(#)	(#)(1)	Options		($)(2)
						(#)
F. Scott Moody	4/1/2009	—	—	—	—	110,340	1.52	94,439
	4/1/2009	37,500	75,000	75,000	—	—	—	114,000

Lawrence J. Ciaccia, Jr.	3/2/2009	2,500	2,500	2,500	—	—	—	3,400
	4/1/2009	—	—	—	—	73,520	1.52	62,889
	4/1/2009	26,500	53,000	53,000	—	—	—	80,560

Gary R. Larsen	4/1/2009	—	—	—	—	47,816	1.52	40,835
	4/1/2009	21,250	42,500	42,500	—	—	—	64,600

Anthony Iantosca	3/2/2009	—	—	—	—	6,000	1.36	4,432
	4/1/2009	—	—	—	—	52,485	1.52	45,083
	4/1/2009	21,250	42,500	42,500	—	—	—	64,600
	4/1/2009	—	—	—	1,750	—	—	2,660

Frederick Jorgenson	3/2/2009	—	—	—	—	4,000	1.36	2,954
	4/1/2009	—	—	—	—	35,950	1.52	30,880
	4/1/2009	12,500	25,000	25,000	—	—	—	38,000

(1)
This column shows restricted stock units granted during the fiscal year ended January 1, 2010 with respect to the Named Executive Officer’s performance during fiscal 2009. These stock units were performance based awards. On January 1, 2010, 50% of all the shares of common stock underling these awards, granted April 1, 2009, were forfeited based on results achieved associated with each award.

(2)
The values of restricted stock unit and option awards granted have been estimated pursuant to FASB ASC Topic 718. For more information regarding our valuation of restricted stock unit and option awards, see “Management’s Discussion and Analysis of the Financial Condition and Results of Operations—Critical Accounting Policies—Stock-based Compensation” in the Original 10-K, filed with the SEC on March 17, 2010.

Outstanding Equity Awards at January 1, 2010

The following table provides information concerning outstanding equity awards as of January 1, 2010, by each of our named executive officers.

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options					Number of Shares or Units of	Market Value of Shares or Units	Equity Incentive Plan Awards: Number of Unearned Shares, Units	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units
		Exercisable		Unexercisable	Option Exercise	Option Expiration	Stock That Have Not Vested	of Stock That Have Not Vested	or Other Rights That Have Not Vested	or Other Rights That Have Not Vested
Name	Grant Date	(#)		(#)	Price ($)	Date	(#)(3)	($)(4)	(#)(5)	($)(6)
F. Scott Moody	1/1/2001	50,000	(1)	-	$ 0.40	1/1/2011
	8/25/2003	817,541	(1)	-	0.20	6/1/2013
	6/29/2006	216,995	(1)	25,233	2.84	5/28/2016
	2/21/2007	29,515	(1)	12,154	6.00	2/20/2017
	6/2/2008	30,750	(1)	51,250	13.74	6/1/2018
	4/1/2009	-	(1)	98,040	1.52	3/31/2019
	4/1/2009	-	(2)	12,300	1.52	3/31/2019
	4/1/2009								37,500	82,875
Lawrence J. Ciaccia, Jr.	2/24/2005	203,484	(1)	3,845	0.60	2/23/2015
	2/21/2007	11,113	(1)	4,578	6.00	2/20/2017
	3/3/2008	1,859	(1)	2,391	9.78	2/11/2018
	6/2/2008	18,750	(1)	31,250	13.74	6/1/2018
	6/3/2008	3,750	(1)	6,250	13.43	6/1/2018
	8/1/2008	4,687	(1)	10,313	7.31	7/31/2018
	10/1/2008	4,687	(1)	10,313	2.21	7/31/2018
	1/2/2009	4,687	(1)	10,313	1.84	7/31/2018
	4/1/2009	4,687	(1)	59,333	1.52	3/31/2019
	4/1/2009	-	(2)	9,500	1.52	3/31/2019
	3/2/2009						1,875	4,144
	4/1/2009								26,500	58,565
Gary R. Larsen	1/9/2007	96,025	(1)	46,175	2.84	12/11/2016
	2/21/2007	7,195	(1)	2,964	6.00	2/20/2017
	3/3/2008	2,734	(1)	3,516	9.78	2/11/2018
	6/2/2008	5,250	(1)	8,750	13.74	6/1/2018
	6/2/2008	1,312	(1)	2,188	13.43	6/1/2018
	4/1/2009	-	(1)	39,216	1.52	3/31/2019
	4/1/2009	-	(2)	8,600	1.52	3/31/2019
	6/2/2008						1,499	3,313
	4/1/2009								21,250	46,963
Anthony Iantosca	2/24/2005	11,719	(1)	-	0.60	3/1/2015
	2/21/2007	10,803	(1)	7,962	6.00	2/20/2017
	4/26/2007	15,833	(1)	13,334	6.00	4/25/2017
	3/3/2008	2,187	(1)	2,813	9.78	2/11/2018
	6/2/2008	13,500	(1)	22,500	13.74	6/1/2018
	6/3/2008	3,375	(1)	5,625	13.43	6/1/2018
	8/1/2008	3,125	(1)	6,875	7.31	7/31/2018
	10/1/2008	3,125	(1)	6,875	2.21	7/31/2018
	1/2/2009	3,125	(1)	6,875	1.84	7/31/2018
	3/2/2009	-	(2)	6,000	1.36	3/1/2019
	4/1/2009	3,125	(1)	6,875	1.52	3/31/2019
	4/1/2009	-	(1)	42,485	1.52	3/31/2019
	6/2/2008						1,313	2,902
	4/1/2009						1,313	2,902
	4/1/2009								21,250	46,963

Frederick Jorgenson	11/13/2006	84,368	(1)	32,516	2.84	11/13/2016
	2/21/2007	5,527	(1)	2,277	6.00	2/20/2017
	3/3/2008	2,187	(1)	2,813	9.78	2/11/2018
	6/2/2008	5,250	(1)	8,750	13.74	6/1/2018
	6/3/2008	1,312	(1)	2,188	13.43	6/1/2018
	3/2/2009	-	(2)	4,000	1.36	3/1/2019
	4/1/2009	-	(1)	35,950	1.52	3/31/2019
	6/2/2008						937	2,071
	4/1/2009								12,500	27,625

(1)	Options vest 25% one year from the date of grant, with the remaining vesting in equal quarterly installments over a three-year period.

(2)	Options vest 50% one year from the date of grant, with the remaining 50% vesting in two years from the date of grant.

(3)	Restricted stock units were to vest 50% annually over a two year period. These stock units were performance based awards.

(4)
Restricted stock units were to vest 25% annually over a four year period. These stock units were performance based awards. On January 1, 2010, 50% of the shares of common stock underling these awards were forfeited based on results achieved associated with each award.

(5)	The market value of unearned and/or unvested restricted stock units on January 1, 2010.

(6)
The market value is calculated by multiplying the closing price ($2.21) of our common stock on the NASDAQ Global Market on December 31, 2009, the last trading day of fiscal 2009, by the number of restricted stock units that had not vested.

Option Exercises and Stock Vested

Our named executive officers did not exercise any options during 2009. The following table provides information concerning all stock awards vested and value realized upon vesting, by the named executive officers during 2009.

		Stock Awards
Name	Name	Number of Shares Vested (#)	Value Realized upon Vesting ($) (1)
Moody Scott F	F. Scott Moody	—	—
Ciaccia Lawrence	Lawrence J. Ciaccia, Jr.	625	1,125
Larsen Gary	Gary R. Larsen	501	681
Iantosca Anthony	Anthony Iantosca	874	1,259
Jorgenson Frederick	Frederick Jorgenson	313	426

(1)  Reflects the fair market value of the underlying shares as of the vesting date.

Employment Arrangements with Named Executive Officers

F. Scott Moody. In June 2007, we entered into an employment agreement with Mr. Moody, our Chief Executive Officer. In March 2009, Mr. Moody agreed to a reduction in pay to provide an annual base salary of $265,500.  In April 2010, our Board of Directors, upon recommendation of the Compensation Committee, reinstated Mr. Moody’s annual salary to the 2008 level of $295,000.  Mr. Moody also informed the Compensation Committee that he would decline the discretionary annual bonus for 2009 and 2010. Mr. Moody is eligible to participate in our general employee benefit plans in accordance with the terms and conditions of such plans. The employment agreement provides that Mr. Moody is employed “at-will”, and his employment may be terminated at any time by us or Mr. Moody. We have agreed that our Board’s Nominating Committee will use its best efforts to nominate Mr. Moody to our Board of Directors. The employment agreement contains non-competition provisions. The employment agreement also provides Mr. Moody with certain severance and change-of-control benefits. Mr. Moody also has a non-disclosure agreement with us. See “Change of Control Arrangements” below.

Lawrence J. Ciaccia, Jr. In March 2005, we entered into an employment agreement with Mr. Ciaccia, now our President. In March 2009, Mr. Ciaccia agreed to a reduction in pay to provide an annual base salary of $204,120.  In April 2010, our Board of Directors, upon recommendation of the Compensation Committee, reinstated Mr. Ciaccia’s  annual salary to the 2008 level of $226,800.  Mr. Ciaccia also informed the Compensation Committee that he would  decline the discretionary annual bonus for 2009 and 2010. Mr. Ciaccia is eligible to participate in our general employee benefit plans in accordance with the terms and conditions of such plans. The employment agreement also provides that Mr. Ciaccia is employed “at-will”, and his employment may be terminated at any time by us or Mr. Ciaccia. The employment agreement also provides Mr. Ciaccia with certain severance and change-in-control benefits. He is also subject to our standard non-disclosure and non-competition agreement. See “Change of Control Arrangements” below.

Gary R. Larsen. In December 2006, we entered into an employment agreement with Mr. Larsen, our Chief Financial Officer. In March 2009, Mr. Larsen agreed to a reduction in pay to provide an annual base salary of $184,680. In April 2010, our Board of Directors, upon recommendation of the Compensation Committee, reinstated Mr. Larsen’s annual salary to the 2008 level of $205,200.  Mr. Larsen also informed the Compensation Committee that he would decline the discretionary annual bonus for 2009 and 2010. Mr. Larsen is eligible to participate in our general employee benefit plans in accordance with the terms and conditions of such plans. Mr. Larsen is employed “at-will”, and his employment may be terminated at any time by us or Mr. Larsen. The employment agreement also provides Mr. Larsen with certain severance and change-in-control benefits. He is also subject to our standard non-disclosure and non-competition agreement. See “Change of Control Arrangements” below.

Anthony Iantosca. On April 3, 2009, we entered into an employment agreement with Mr. Iantosca, our Senior Vice President of Worldwide Operations. Pursuant to his employment agreement, Mr. Iantosca is entitled to receive an annual salary of $185,535 and is also eligible to receive an annual performance bonus. His employment agreement reflects the reduction in pay to $185,535 that Mr. Iantosca agreed to in March 2009.  In April 2010, our Board of Directors, upon recommendation of the Compensation Committee, reinstated Mr. Iantosca’s annual salary to the 2008 level of $195,300.  Mr. Iantosca also informed the Compensation Committee that he would decline the discretionary annual bonus for 2009 and 2010. He is also subject to our standard non-disclosure and non-competition agreement. See “Change of Control Arrangements” below.

Frederick R. Jorgenson. In November 2006, we entered into an employment agreement with Mr. Jorgenson, our Vice President andGeneral Counsel. In March 2009, Mr. Jorgenson agreed to a reduction in pay to provide an annual base salary of $179,550.  Mr. Jorgenson also informed the Compensation Committee that he will decline the discretionary annual bonus for 2009 and 2010.   In March 2010, the Compensation Committee approved a special bonus for Mr. Jorgenson in the amount of $20,000 in recognition of his contribution in 2009.  Additionally, the Compensation Committee recommended Mr. Jorgenson’s annual salary be increased to $205,000 and that he be eligible to receive a special bonus of $50,000 in 2010 based on the achievement of certain MBOs related to M&A and integration activities.    The employment agreement also provides Mr. Jorgenson with certain severance and change-in-control benefits. He is also subject to our standard non-disclosure and non-competition agreement. See “Change of Control Arrangements” below.

Change of Control Arrangements

F. Scott Moody. Our employment agreement with Mr. Moody, our Chief Executive Officer, provides that upon the one year anniversary of a change of control, provided that Mr. Moody remains an employee through such date, his equity awards will immediately accelerate in vesting as to that amount of shares that would have vested during the next twelve months. Should Mr. Moody be terminated either as part of the change of control or prior to the first anniversary of the change of control, his equity awards will immediately accelerate in vesting as to the greater of that amount of additional shares that would have vested between the date of his termination and the second anniversary of the change of control, or the amount that would have otherwise vested over the following 18 months.

In addition, if we terminate Mr. Moody’s employment at any time, before or after our change of control, without cause or if he is constructively terminated, he will also be entitled to receive all unpaid accrued obligations up to termination and a pro-rata portion of the current bonus. He is also entitled to severance pay equal to 18 months of his then-current salary, an amount equal to 1.5 times the greater of his target bonus opportunity for the current year or the actual bonus for the most recent fiscal year, a pro rata portion of the bonus he would have otherwise been entitled to receive, and up to 18 months reimbursement for the cost of the continuation of his then-current group health and dental insurance benefits. In addition, the vesting of his unvested options will accelerate as if the amount of shares that would have otherwise vested over the following 18 months.

The following table describes the potential payments to Mr. Moody upon his termination as of December 31, 2009 (the last business day of our 2009 fiscal year) without cause or his constructive termination, if applicable, both in connection with a change of control and not in connection with a change of control:

	Change of Control				No Change of Control
Name	Salary(1)	Bonus(2)	Equity Acceleration (3)(4)	Benefits (5)	Salary(1)	Bonus(2)	Equity Acceleration (3)(6)	Benefits (5)
F. Scott Moody	$442,500	$243,375	$120,942	$28,582	$442,500	$243,375	$90,707	$28,582

(1)	Represents 18 months of continued salary.
(2)	Represents an amount equal to 1.5 times Mr. Moody’s target bonus opportunity of 55% of annual salary.
(3)
Calculated based on a change of control taking place as of December 31, 2009 and assuming a price per share of $2.21, which was the closing price of our common stock as of December 31, 2009 as reported on the NASDAQ Global Market.

(4)	Represents an additional 24 months of vesting of outstanding options and restricted stock units.
(5)	Represents 18 months of health and dental benefits under the Consolidated Omnibus Budget Reconciliation Act of 1986, or COBRA.
(6)	Represents an additional 18 months of vesting of outstanding options and restricted stock units.

In addition to the potential payments described in the foregoing table, Mr. Moody may be entitled under his employment agreement to a “gross-up” payment in the event that he incurs an excise tax liability under Sections 280G and 4999 of the Internal Revenue Code as a result of his receipt of payments or benefits treated as contingent upon a change in control of the company or a closely related event, such as termination of employment. The gross-up payment would be in an amount necessary to place Mr. Moody in the same after-tax position had no portion of such contingent payments been subject to excise tax.

Additionally, if Mr. Moody dies, or if he is terminated due to disability, his employment agreement provides that he (or his beneficiary) will be paid 12 months base salary, payable in accordance with the company’s regular payroll practices, and 18 months continued health and dental benefits.

Lawrence J. Ciaccia, Jr. Our employment agreement with Mr. Ciaccia, our President, provides that upon Mr. Ciaccia’s termination by us without cause, his equity awards will continue to vest for twelve months, or if he is constructively terminated by us, all of his then outstanding equity awards will become immediately vested. Mr. Ciaccia shall have 12 months from the termination date to exercise any or all vested option shares. In addition, if we terminate Mr. Ciaccia’s employment at any time, before or after our change of control, without cause or if he is constructively terminated, he will also be entitled to receive severance pay equal to nine months of his then-current salary, not including accrued vacation, and up to nine months reimbursement for the cost of the continuation of his then-current group health and dental insurance benefits.

The following table describes the potential payments to Mr. Ciaccia upon his termination as of December 31, 2009 (the last business day of our 2009 fiscal year) without cause or his constructive termination, if applicable, both in connection with a change of control and not in connection with a change of control:

	Change of Control			No Change of Control
Name	Salary(1)	Equity Acceleration (2)(4)	Benefits (3)	Salary(1)	Equity Acceleration (2)(4)	Benefits (3)
Lawrence J. Ciaccia, Jr.	$170,100	$50,924	$14,291	$170,100	$50,924	$14,291

(1)	Represents nine months of continued salary.
(2)
Calculated based on a change of control taking place as of December 31, 2009 and assuming a price per share of $2.21, which was the closing price of our common stock as of December 31, 2009 as reported on the NASDAQ Global Market.

(3)	Represents nine months of COBRA and dental health benefits.
(4)
Represent an additional 12 months of vesting if Mr. Ciaccia is terminated without cause. If he terminates for good reason, all of his unvested stock options and restricted stock units will become immediately vested, in which event he would receive value from equity acceleration equal to $120,210.

Gary R. Larsen. Our employment agreement with Mr. Larsen, our Chief Financial Officer, provides that upon the one year anniversary of a change of control, provided that Mr. Larsen remains an employee through such date, his equity awards will immediately accelerate in vesting as to that amount of shares that would have vested during the next twelve months. Should Mr. Larsen be terminated without cause, or be constructively terminated, either as part of the change of control or prior to the first anniversary of the change of control, his equity awards will immediately accelerate in vesting as to that amount of additional shares that would have vested between the date of his termination and the second anniversary of the change of control.

In addition, if we terminate Mr. Larsen’s employment at any time, before or after our change of control, without cause or if he is constructively terminated, he will also be entitled to receive severance pay equal to nine months of his then-current salary, an amount equal to 9/12 of his  annual bonus as most recently paid by the Company for the period immediately preceding the year of termination, and up to nine months reimbursement for the cost of the continuation of his then-current group health insurance benefits.

The following table describes the potential payments to Mr. Larsen upon his termination as of December 31, 2009 (the last business day of our 2009 fiscal year) without cause or his constructive termination, if applicable, both in connection with a change of control and not in connection with a change of control:

	Change of Control			No Change of Control
Name	Salary and Bonus(1)	Equity Acceleration (2)(3)	Benefits (4)	Salary and Bonus(1)	Equity Acceleration (5)	Benefits (4)
Gary R. Larsen	$153,900	$66,772	$14,291	$153,900	NA	$14,291

(1)	Represents nine months of continued salary and 9/12ths of Mr. Larsen’s most recently paid annual bonus.
(2)
Calculated based on a change of control taking place as of December 31, 2009 and assuming a price per share of $2.21, which was the closing price of our common stock as of December 31, 2009 as reported on the NASDAQ Global Market.

(3)
Represents an additional two years vesting of the options and restricted stock units held by Mr. Larsen. Mr. Larsen has an additional 90 days from the end of exercise period (or until December 31 of the year in which the exercise period terminates, whichever is later) to exercise his options.

(4)	Represents nine months of COBRA health and dental benefits.
(5)	Mr. Larsen is not entitled to equity acceleration upon termination not in connection with a change in control.

Anthony Iantosca. Our employment agreement with Mr. Iantosca, our Sr. Vice President—Worldwide Operations, provides that upon the one year anniversary of a change of control, provided that Mr. Iantosca remains an employee through such date, his equity awards will immediately accelerate in vesting as to that amount of shares that would have vested during the next twelve months. Should Mr. Iantosca be terminated without cause, or be constructively terminated, either as part of the change of control or prior to the first anniversary of the change of control, his equity awards will immediately accelerate in vesting as to that amount of additional shares that would have vested between the date of his termination and the second anniversary of the change of control. Upon Mr. Iantosca’s termination by us without cause or constructive termination, his equity awards will continue to vest for nine months. Mr. Iantosca shall have nine months from the termination date to exercise any or all vested option shares.

In addition, if we terminate Mr. Iantosca’s employment at any time, before or after our change of control, without cause or if he is constructively terminated, he will also be entitled to receive severance pay equal to nine months of his then-current salary, an amount equal to 9/12 of his  annual bonus as most recently paid by the Company for the period immediately preceding the year of termination, and up to nine months reimbursement for the cost of the continuation of his then-current group health insurance benefits.

The following table describes the potential payments to Mr. Iantosca upon his termination as of December 31, 2009 (the last business day of our 2009 fiscal year) without cause or his constructive termination, if applicable, in connection with a change of control:

	Change of Control			No Change of Control
Name	Salary(1)	Equity Acceleration (2)(3)	Benefits (4)	Salary(1)	Equity Acceleration (2)(5)	Benefits (4)
Tony Iantosca	$146,475	$74,305	$14,291	$146,475	$28,434	$14,291

(1)	Represents nine months of continued salary and 9/12ths of Mr. Iantosca’s most recently paid annual bonus.
(2)
Calculated based on a change of control taking place as of December 31, 2009 and assuming a price per share of $2.21, which was the closing price of our common stock as of December 31, 2009 as reported on the NASDAQ Global Market.

(3)	Represents an additional 24 months of vesting of outstanding options and restricted stock units. Mr. Iantosca has nine months from his termination date to exercise his options.
(4)	Represents nine months of COBRA health and dental benefits.
(5)	Represents an additional 9 months of vesting of outstanding options and restricted stock units.

Frederick Jorgenson. Our employment agreement with Mr. Jorgenson, our General Counsel, provides that upon the one year anniversary of a change of control, provided that Mr. Jorgenson remains an employee through such date, his equity awards will immediately accelerate in vesting as to that amount of shares that would have vested during the next twelve months. Should Mr. Jorgenson be terminated without cause, or be constructively terminated, either as part of the change of control or prior to the first anniversary of the change of control, his equity awards will immediately accelerate in vesting as to that amount of additional shares that would have vested between the date of his termination and the second anniversary of the change of control.

In addition, if we terminate Mr. Jorgenson’s  employment at any time, before or after our change of control, without cause or if he is constructively terminated, he will also be entitled to receive severance pay equal to nine months of his then-current salary, an amount equal to 9/12 of his  annual bonus as most recently paid by the Company for the period immediately preceding the year of termination, and up to nine months reimbursement for the cost of the continuation of his then-current group health insurance benefits.

The following table describes the potential payments to Mr. Jorgenson upon his termination as of December 31, 2009 (the last business day of our 2009 fiscal year) without cause or his constructive termination, if applicable, both in connection with a change of control and not in connection with a change of control:

	Change of Control			No Change of Control
Name	Salary and Bonus(1)	Equity Acceleration (2)(3)	Benefits (4)	Salary and Bonus(1)	Equity Acceleration (5)	Benefits (4)
Frederick Jorgenson	$153,750	$43,799	$14,291	$153,750	NA	$14,291

(1)	Represents nine months of continued salary and 9/12ths of Mr. Jorgenson’s most recently paid annual bonus.
(2)
Calculated based on a change of control taking place as of December 31, 2009 and assuming a price per share of $2.21, which was the closing price of our common stock as of December 31, 2009 as reported on the NASDAQ Global Market.

(3)
Represents an additional two years vesting of the options and restricted stock units held by Mr. Jorgenson. Mr. Jorgenson has an additional 90 days from the end of exercise period (or until December 31 of the year in which the exercise period terminates, whichever is later) to exercise his options.

(4)	Represents nine months of COBRA health and dental benefits.
(5)	Mr. Jorgenson is not entitled to equity acceleration upon termination not in connection with a change in control.

Employee Confidentiality and Non-Competition Arrangements

We enter into agreements with all of our employees containing confidentiality provisions. Each of our executive officers is subject to a non-competition agreement.

Compensation of Directors

At the time of our initial public offering, we retained an outside consultant who assisted in designing the following compensation program. Our non-employee directors receive payment for their services as directors in a combination of cash and stock options. Our non-employee directors receive an annual retainer of $28,000, payable quarterly. Beginning in 2010, the Chairman of the Board receives an additional annual retainer of $20,000. In addition, the chairperson of our audit committee receives an annual retainer of $12,500, and each director serving on the audit committee in a non-chairperson capacity receives an annual retainer of $6,000. The chairperson of our Compensation Committee receives an annual retainer of $7,000, and each director serving in a non-chairperson capacity on the Compensation Committee receives an annual retainer of $4,000. The chairperson of our nominating committee receives an annual retainer of $5,000, and each director serving in a non-chairperson capacity on the nominating committee receives an annual retainer of $2,000. The annual retainers payable for committee service are payable on a quarterly basis.  Under our director compensation policy, we reimburse non-employee directors for reasonable expenses in connection with attendance at board and committee meetings.

Non-employee directors receive non-discretionary grants of non-statutory stock options under our 2004 Stock Incentive Plan. A non-employee director is granted an option to purchase 20,000 shares of our common stock upon first becoming a member of our Board of Directors. These initial options vest and become exercisable over four years, with the first 25% of the underlying shares on the first anniversary of the date of grant and the remainder vesting in equal amounts monthly thereafter. Immediately after each of our regularly scheduled annual meetings of stockholders, each non-employee director is granted a non-statutory option to purchase 8,500 shares of our common stock. These options will vest on the first anniversary of the date of grant, or immediately prior to our next annual meeting of stockholders, if earlier. Non-employee directors are required to hold these options for a period of two years following the vesting of such options.

In May of 2009, the Board of Directors, based on the recommendation of the Compensation Committee, granted a non-statutory option to purchase 17,000 shares of our common stock to each non-employee director.  This recommendation was based on a review of trends in the industry, Black-Scholes valuations, the increased level of work and participation on informal committees required of our directors, as well as the ability to attract and retain Directors.  The information reviewed included an equity cash value analysis, the work of the compensation consultant retained when the directors’ equity program was established and a decline in the Company’s stock price.

In early 2010, the Board of Directors, based on the recommendation of the Compensation Committee, granted a non-statutory option to purchase 20,000 shares of common stock to Mr. Grady in recognition of his appointment to chairman of the board.

The following table shows the compensation earned by our non-employee directors in 2009:

	Fees	Option	Total
Name of Director	in Cash	Awards	($)
	($)(1)	($)(2)
William Washecka	42,500	11,533	54,033
Matthew P. Crugnale	38,000	11,533	49,533
Robert E. Grady	41,000	11,533	52,533
Gustav H. Koven III	43,000	11,533	54,533
Chris Fedde	34,000	11,533	45,533

(1)	This column reports the amount of cash compensation earned in 2009 for Board and committee service.
(2)
The value of stock option awards has been estimated pursuant to FASB ASC Topic 718. For more information regarding our valuation of option awards, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Stock-based Compensation.” The following directors have outstanding option awards at 2009 fiscal year-end: Mr. Washecka (44,519), Mr. Crugnale (53,292), Mr. Grady (53,292), Mr. Koven (53,292) and Mr. Fedde (47,625).

Compensation Committee Interlocks and Insider Participation

During fiscal 2009, Messrs. Grady, Fedde, Koven III and Crugnale served as members of the Compensation Committee.  None of the members of the Compensation Committee are or have been an officer or employee of AuthenTec. During fiscal 2009, no member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K. During fiscal 2009, none of our executive officers served on the Compensation Committee (or its equivalent) or Board of Directors of another entity any of whose executive officers served on our Compensation Committee or Board of Directors.

Compensation Committee Report

We, the Compensation Committee of the Board of Directors of AuthenTec, have reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment No. 1 on Form 10-K/A with management. Based on such review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A.

Robert E. Grady, Chairman Chris Fedde Gustav H. Koven III Matthew P. Crugnale

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants: the 2004 Stock Incentive Plan and 2007 Stock Incentive Plan, both of which have been approved by stockholders. The following table sets forth information regarding outstanding awards and shares reserved for future issuance under the foregoing plans as of January 1, 2010:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	5,092,910	(1)	$4.00	1,159,573	(2)
Equity compensation plans not approved by stockholders	—		—	—
Total	5,092,910		$4.00	1,159,573

(1)	Represents shares of common stock issuable upon exercise or conversion of stock options and restricted stock units granted under such equity compensation plans.
(2)	Includes shares issuable pursuant to grants of full-value stock awards, such as restricted stock, restricted stock units and performance shares.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 7, 2010, certain information with respect to the beneficial ownership of our outstanding common stock by (i) each person or entity we know to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors and director-nominees, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise indicated, and subject to applicable community property laws, each of the persons named in this table has sole voting and investment power with respect to all the shares indicated as beneficially owned by such person. Unless otherwise indicated, the address for each stockholder listed is c/o AuthenTec, Inc., 100 Rialto Place, Suite 100, Melbourne, FL 32901.

Name and Address of Beneficial Owner Outstanding (1)	Number of Shares Beneficially Owned	Percent of Shares
5% Stockholders:
Cross Link Capital, Inc. (2)	1,939,600	6.5%
Harris Corporation (3)	1,881,265	6.3%
Named Executive Officers and Directors:
F. Scott Moody (4)	1,475,290	4.7%
Lawrence J. Ciaccia, Jr (5)	296,345	*
Gary R. Larsen (6)	190,725	*
Anthony Iantosca (7)	100,155	*
Frederick Jorgenson (8)	128,560	*
Matthew P. Crugnale (9)	47,875	*
Robert E. Grady (10)	47,875	*
Gustav H. Koven III (11)	131,524	*
William Washecka (12)	44,519	*
Chris Fedde (13)	40,875	*
All directors and executive officers
as a group (10 persons) (14)	2,503,743	7.8%

*	Less than 1%

(1)
The percentage of shares beneficially owned was determined based on a fraction, the numerator of which is the sum of (a) the number of outstanding shares of common stock beneficially owned by such owner, (b) the number of shares issuable upon exercise of options beneficially owned by such owner and exercisable within 60 days of April 7, 2010 and (c) the number of restricted stock units which vest within 60 days of April 7, 2010, and the denominator of which is the sum of (a) 29,900,986 shares, which is the aggregate number of shares of common stock outstanding on April 7, 2010, (b) the aggregate number of shares of common stock issuable upon exercise of options beneficially owned by such owner and exercisable within 60 days of April 7, 2010, and (c) the number of restricted stock units which vest within 60 days of April 7, 2010.

(2)
The number of shares beneficially owned is based on the information contained in that certain Schedule 13G that was filed with the SEC on February 16, 2010, reporting beneficial ownership of our securities held by Crosslink Capital, Inc.  The stock reported as beneficially owned by Crosslink Capital, Inc. also includes shares of stock beneficially owned by Crosslink affiliates.  Crossover Fund V Management, LLC, Crossover Fund IV Management, LLC, Delta Growth Management, LLC, and Michael J. Stark are affiliates of Crosslink Capital, Inc.  Crosslink Capital, Inc.’s address is Two Embarcadero Center, Suite 2200, San Francisco, CA 94111.

(3)	The number of shares beneficially owned is based on the information contained in that certain Schedule 13G that was filed with the SEC on February 2, 2010, reporting beneficial ownership of our securities by Harris Corporation. Harris Corporation is a publicly traded company, and the corporation itself has voting and dispositive power over these shares. Harris Corporation’s address is 1025 West Nasa Boulevard, Melbourne, FL 32919.

(4)	Includes 1,215,285 shares of stock issuable upon exercise of options and restricted stock unit awards that are vested or will vest within 60 days of April 7, 2010.

(5)	Includes 296,345 shares of stock issuable upon exercise of options and restricted stock unit awards that are vested or will vest within 60 days of April 7, 2010.

(6)	Includes 150,388 shares of stock issuable upon exercise of options and restricted stock unit awards that are vested or will vest within 60 days of April 7, 2010.

(7)	Includes 99,861 shares of stock issuable upon exercise of options and restricted stock unit awards that are vested or will vest within 60 days of April 7, 2010.

(8)	Includes 128,350 shares of stock issuable upon exercise of options and restricted stock unit awards that are vested or will vest within 60 days of April 7, 2010.

(9)	Includes 47,875 shares of stock issuable upon exercise of options that are vested or will vest within 60 days of April 7, 2010.

(10)	Includes 47,875 shares of stock issuable upon exercise of options that are vested or will vest within 60 days of April 7, 2010.

(11)	Includes 47,875 shares of stock issuable upon exercise of options that are vested or will vest within 60 days of April 7, 2010.

(12)	Includes 44,519 shares of stock issuable upon exercise of options that are vested or will vest within 60 days of April 7, 2010.

(13)	Includes 38,875 shares of stock issuable upon exercise of options that are vested or will vest within 60 days of April 7, 2010.

(14)	Includes 2,117,248 shares of stock issuable upon exercise of options and restricted stock unit awards that are vested or will vest within 60 days of April 7, 2010.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Procedures for Approval of Related Person Transactions

We adopted a Code of Business Conduct and Ethics, or Code of Conduct, pursuant to which our executive officers, directors, and principal stockholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent committee of our Board of Directors in the case it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. All of our directors, executive officers and employees are required to report to our audit committee any such related party transaction. In approving or rejecting the proposed agreement, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our audit committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion.

Related Person Transactions

The following is a summary of transactions since January 2, 2009 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described in “Compensation Discussion and Analysis” in Item 11, Part III of this Amendment No. 1 on Form 10-K/A.  All of the transactions described below were unanimously approved by the disinterested directors.

Acquisition of SafeNet’s Embedded Security Business

On February 26, 2010, we entered into an Asset Purchase Agreement with SafeNet, Inc., or SafeNet, pursuant to which we acquired substantially all of the assets related to SafeNet’s Embedded Security business in exchange for approximately $8.5 million payable in cash, 1,211,482 unregistered shares of our common stock and an earnout payment of up to $2.5 million in cash based on levels of gross revenue attributable to the acquired business between March 1, 2010 and December 31, 2010.

Chris Fedde, one of our directors, is also the President and Chief Operating Officer and a director of SafeNet.  The Asset Purchase Agreement and the transactions contemplated therein, including the consideration to be paid by the Company for SafeNet’s Embedded Security business, were unanimously approved by the disinterested directors of the Company, who were fully informed of Mr. Fedde’s positions with SafeNet.  The disinterested directors unanimously determined that the acquisition terms were fair and reasonable to the Company and our stockholders and that it was in the best interests of the Company and our stockholders to effect the transactions contemplated by the Asset Purchase Agreement.

Director Independence

Our Board of Directors has determined that, other than F. Scott Moody, each of the members of our Board of Directors is an independent director for purposes of the Nasdaq Marketplace Rules.

Item 14.    Principal Accountant Fees and Services.

PricewaterhouseCoopers LLP served as our independent auditor for the fiscal year ended January 1, 2010.  PricewaterhouseCoopers LLP has acted as our independent auditors since its appointment in fiscal year ended December 28, 2007.

The following table sets forth the aggregate fees billed to us for the fiscal years ended January 1, 2010 and January 2, 2009 by PricewaterhouseCoopers LLP:

	Fiscal 2009	Fiscal 2008
Audit Fees(1)	$667,047	$550,712
Audited Related Fees (2)	178,155
Tax Fees(3)	—	—
All Other Fees (4)	1,500	1,500

Total Fees	$846,702	$552,212

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

(2)
Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under the caption “Audit Fees.” For 2009 these services consisted of due diligence and accounting consultations related to acquisitions.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.
(4)
All Other Fees consist of fees for products and services other than the services reported above under the captions “Audit Fees,” “Audit Related Fees” and “Tax Fees.” All other fees for 2009 and 2008 consist of fees for research tools provided on a subscription basis.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. Pre-approval is generally based on independence, qualifications, and performance. The Audit Committee may establish pre-approval policies for any engagement to render services if the policies are detailed as to the services and the committee is informed about the services for which each independent auditor is engaged at the next scheduled meeting. The Audit Committee may also delegate to committee members the authority to grant pre-approval provided the decisions made by the members is presented to the committee at the next scheduled meeting. The Audit Committee approved 100% of the fees for all audit and non-audit related services provided by PricewaterhouseCoopers LLP during the fiscal year ended January 1, 2010.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)           (1)           Financial Statements

None.

(2)           Financial Statement Schedules

None.

(b)           Exhibit Index

The following is a list of exhibits filed with this report.

31.1           Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of    2002

31.2           Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(c)                                  Financial Statements and Schedules of Subsidiaries and Affiliates

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTEC, INC.

Date: April 30, 2010	By:	/s/ F. Scott Moody
F. Scott Moody Chief Executive Officer