Form 10-Q
period 2010-04-02
AUTHENTEC INC
filed 2010-05-12
CIK 1138830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010
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

At May 12, 2010 there were 29,902,881 shares of common stock outstanding.

AUTHENTEC, INC.

AuthenTec, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	As of
	April 2,	January 1,
	2010	2010
Assets
Current assets
Cash and cash equivalents	$17,169	$27,482
Short-term investments	24,898	24,893
Accounts receivable, net of allowances of $5 and $5, respectively	5,566	3,208
Inventory	2,081	2,245
Other current assets	1,838	1,123
Total current assets	51,552	58,951
Long-term investments	3,188	3,173
Purchased intangible assets	8,417	998
Goodwill	3,095	—
Other long-term assets	10	9
Property and equipment, net	3,505	3,048
Total assets	$69,767	$66,179

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,388	$2,458
Accrued compensation and benefits	1,127	920
Other accrued liabilities	4,957	2,418
Deferred revenue	844	42
Total current liabilities	11,316	5,838
Deferred rent	520	514
Total liabilities	11,836	6,352

Commitments and contingencies (see note 10)

Stockholders’ equity
Common stock, $.01 par value; 100,000 shares authorized; 29,944 and 28,722 issued and outstanding at April 2, 2010 and January 1, 2010	299	287
Additional paid-in capital	155,871	153,063
Other comprehensive loss	(196)	(195)
Accumulated deficit	(98,043)	(93,328)
Total stockholders’ equity	57,931	59,827
Total liabilities and stockholders’ equity	$69,767	$66,179

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 2, 2010	April 3, 2009
Revenue	$9,176	$7,038
Cost of revenue	4,726	3,663

Gross profit	4,450	3,375

Operating expenses
Research and development	3,986	3,805
Selling and marketing	2,266	2,020
General and administrative	2,953	2,219

Total operating expenses	9,205	8,044

Loss from operations	(4,755)	(4,669)

Other income (expense):
Impairment on investments	-	(28)
Interest income	40	175
Total other income, net	40	147

Net loss	$(4,715)	$(4,522)

Net loss per common share, basic	$(0.16)	$(0.16)

Net loss per common share, diluted	$(0.16)	$(0.16)

Shares used in computing basic net loss per common share	29,196	28,647

Shares used in computing diluted net loss per common share	29,196	28,647

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Three months ended April 2, 2010
(In thousands)
(Unaudited)

	Common stock		Additional		Accumulated other
	Number	Par	paid-in	Accumulated	comprehensive
	of shares	value	capital	deficit	loss	Total equity
Balance, January 1, 2010	28,722	$287	$153,063	$(93,328)	$(195)	$59,827

Exercise of stock options	9		9			9
Issuance of restricted stock units	2		-			-
Stock-based compensation			787			787
Issuance of common stock in connection with the acquisition	1,211	12	2,787			2,799
Working capital adjustment in connection with the acquisition			(775)			(775)
Unrealized loss on investments					(1)	(1)
Net loss				(4,715)		(4,715)
Balance, April 2, 2010	29,944	$299	$155,871	$(98,043)	$(196)	$57,931

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2010	April 3, 2009
Cash flows from operating activities
Net loss	$(4,715)	$(4,522)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	459	319
Amortization of deferred rent	22	22
Increase (decrease) in bad debt provision	—	(8)
Increase in inventory provision	(47)	(84)
Stock-based compensation expense	787	702
Decrease in investment discounts/premiums	79	153
Impairment on investments	—	28
Decrease (increase) in assets, net of assets acquired:
Accounts receivable	(398)	896
Inventory	211	1,277
Other assets	(362)	(115)
Increase (decrease) in liabilities, net of liabilities assumed:
Accounts payable	1,662	(833)
Accrued compensation and benefits and other accrued liabilities	935	(13)
Deferred revenue	(203)	—
Net cash used in operating activities	(1,570)	(2,178)
Cash flows from investing activities
Purchase of property and equipment	(152)	(232)
Acquisition of business	(8,500)	—
Purchase of available-for-sale investments	(5,100)	—
Redemption of available-for-sale investments	5,000	11,300
Net cash provided by (used in) investing activities	(8,752)	11,068
Cash flows from financing activities
Proceeds from exercise of stock options	9	9
Net cash provided by financing activities	9	9
Net increase (decrease) in cash and cash equivalents	(10,313)	8,899
Cash and cash equivalents, beginning of period	27,482	45,193
Cash and cash equivalents, end of period	$17,169	$54,092
Supplemental non-cash disclosures
Accrued purchase of property and equipment	$22	$162
Stock issuance in connection with the acquisition (see Note 12)	$2,799	—
Working capital adjustment in connection with the acquisition (see Note 12)	$775	—
Accrued earnout in connection with the acquisition (see Note 12)	$728	—

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Presentation

AuthenTec, Inc (“our”, “we”, etc.) is a leading provider of identity, security and touch control technologies for PC, wireless device and other markets.  AuthenTec brings multiple touch-powered features including security, convenience, personalization and navigation to PCs, cell phones and many other products. AuthenTec continues to evolve from a mixed-signal semiconductor component supplier to the provider of complete solutions focused on security, identity management and touch control solutions, including smart fingerprint sensors, identity management software and IP products and services. Complementing our TruePrint smart sensors is our TrueSuite® identity management software, providing PC users secure, one-touch access to their digital identity and online social networks.  TrueSuite was introduced in 2009, and is currently integrated in AuthenTec-enabled notebook PCs being offered by the world’s PC OEMs.

In February 2010, we acquired SafeNet’s Embedded Security Solutions Division, further enhancing our offering of security and identity management solutions. The Embedded Security Solutions products are used in communication and network products to ensure data privacy for businesses and individuals. With the addition of the Embedded Security Solutions’ expertise in software development, network security and secure communication, AuthenTec will have the ability to offer secure end-to-end solutions, from the individual PC or cell phone all the way to the network server in the cloud.

We primarily sell our products to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs and contract manufacturers. For any manufacturing requirements, we operate a fabless manufacturing model, which is outsourced to third parties.

            The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements include the accounts of AuthenTec, Inc and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. In our opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended April 2, 2010 are not indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 1, 2010 contained in our Form 10-K.

The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

We utilize a 52/53 week fiscal year. Our current 52 week fiscal year will end on December 31, 2010. References to past or future quarterly or annual periods in our financial statements are to those respective fiscal periods which vary from exact calendar quarters or years.

As a result of our acquisition of SafeNet’s Embedded Security Solutions Division, we expanded our Revenue recognition policy due to new revenue sources and added Goodwill and Purchased intangible assets to our existing critical accounting policies.

Revenue recognition. We derive revenue principally from products sales, software and technology licenses, maintenance (post-contract customer support), development arrangements and services.

Software and technology licenses sales typically contain multiple elements, including the license, maintenance and/or other services. For arrangements that include multiple elements, the fee is allocated to the various elements based on vendor specific objective evidence of fair value for software and technology licenses or objective and reliable evidence of the fair value of the undelivered items for other multiple element arrangements (collectively referred to as “VSOE”) regardless of any separate prices stated within the contract for each element. If VSOE does not exist for all delivered elements, but VSOE exists for the undelivered elements, we apply the residual method, provided that: (i) all other applicable revenue recognition criteria are met; and (ii) the fair value of all of the undelivered elements is less than the arrangement fee. Under the residual method, the arrangement fee is recognized as follows: (i) the total fair value of the undelivered elements, as indicated by VSOE, is deferred, and (ii) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Generally, in our software and software related arrangements, we have established VSOE for maintenance and therefore recognize revenue under these arrangements using the residual method when the only remaining undelivered element is maintenance.

We recognize product revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.

These criteria are usually met at the time of product shipment. However, we do not recognize revenue when any significant obligations remain. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents are used to verify product delivery. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectability of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

In arrangements that include a combination of semiconductor products and software, where software is considered more-than-incidental and essential to the functionality of the product being sold, we account for the entire arrangement as a sale of software and software-related items and allocate the arrangement consideration based on VSOE.

For our royalty revenue we rely on data provided by the licensee. We earn royalties on such licensed products sold worldwide by our licensees at the time that the licensees’ sales occur. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. We recognize royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met. From time to time, licensees will not report royalties timely due to legal disputes, and when this occurs, the timing and comparability of royalty revenues could be affected.

Goodwill and Purchased Intangible Assets.  We categorize our intangible assets between goodwill and intangible assets. Goodwill is recorded as the difference, if any, between the aggregate considerations paid for an acquisition and the fair value of the acquired net tangible and intangible assets. The value of potential intangible assets separate from goodwill are evaluated and assigned to the respective categories. Certain estimates and assumptions are used in applying these methodologies including projected sales, which include incremental revenue to be generated from the product markets that we have not been previously exposed to, disclosed future contracts and adjustments for declines in existing core sales; ongoing market demand for the relevant products; and required returns on tangible and intangible assets.  In the event that actual results or market conditions deviate from these estimates and assumptions used, the future fair value may be different than that determined by management and may result in an impairment loss.

Goodwill and other intangible assets that have an indefinite useful life are not amortized.  Intangible assets that have a definite useful life are amortized over their estimated useful life. On an annual basis, or as needed upon certain indicators, we test goodwill and other indefinite lived intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. Determining whether impairment of indefinite lived intangibles has occurred requires an analysis of each identifiable asset. If estimates used in the valuation of each identifiable asset proved to be inaccurate based on future results, there could be additional impairment charges in subsequent periods.

2. Net Income (Loss) Per Share

We calculate net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share. Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities, which consist of common stock options, restricted stock awards and warrants to purchase common stock. The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share amounts).

	Three Months Ended
	April 2, 2010	April 3, 2009
	(In thousands, except per share data)
Numerator:
Net loss	$(4,715)	$(4,522)

Denominator:
Denominator for basic loss per share -
weighted average common shares outstanding	29,196	28,647
Effect of dilutive securities:
Stock options and restricted stock units	-	-
Warrants to purchase common stock	-	-

Denominator for diluted loss per share -
weighted average common shares and potential
common shares outstanding	29,196	28,647

Basic net loss per share	$(0.16)	$(0.16)
Diluted net loss per share	$(0.16)	$(0.16)

Basic and diluted net loss per common share was the same for the three months ended April 2, 2010 and April 3, 2009 due to net loss. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share as of April 2, 2010 and April 3, 2009 because their inclusion would have had an anti-dilutive effect:

	As of
	April 2, 2010	April 3, 2009
	(In thousands)
Options to purchase common stock and
non vested restricted stock awards	5,184	5,048
Warrants to purchase common or preferred stock	25	25
	5,209	5,073

3. Cash, Cash Equivalents and Investments

Our investments are tailored to appropriately balance the trade-off between the preservation of capital and return. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our other investments that include U.S. treasury and U.S. government agency funds and auction rate securities are classified as investments and are accounted for under the provisions of ASC Topic 320, Investments – Debt and Equity Securities. We have classified our auction rate securities as available-for-sale (AFS) and reported at fair value.

Unrealized temporary gains and losses, if any, are excluded from earnings and reported in other comprehensive income (loss), a separate component of stockholders’ equity. Other-than-temporary impairments are recognized through earnings if there is   intent to sell the debt security or if it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis. In the event of a credit loss, which is determined based on the expected cash flows to be received, only the amount associated with the credit loss is recognized in the statement of earnings. The amount of losses relating to other factors, including those resulting from changes in interest rates, are recorded in accumulated other comprehensive income (loss).

The amortized cost, gross unrealized gains and losses, and fair value of investments, by type, were as follows:

	As of
	Amortized cost		Unrealized gains/(losses)		Fair value		Maturity Range
	April 2,	January 1,	April 2,	January 1,	April 2,	January 1,
	2010	2010	2010	2010	2010	2010
	(In thousands)
U.S. Government agency notes (AFS)	$24,894	$24,873	$4	$20	24,898	$24,893	<1 year
Auction rate securities (AFS)	3,701	3,701	(513)	(528)	3,188	3,173	>6 yrs
Total	$28,595	$28,574	$(509)	$(508)	28,086	$28,066

As of April 2, 2010 and January 1, 2010, $3.2 million of our $28.1 million in short-term and long-term investments, respectively, were comprised of preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan backed auction rate security is a state issued note with its underlying student loans being substantially insured by the U.S. government.

            Due to auction rate securities markets being disrupted in the beginning of 2008 we experienced auction failures for the first time. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments and we continue to receive contractual payments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature.

            All of our auction rate securities held at April 2, 2010 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist.

            We estimated the fair value of our short-term and long-term investments based our own analysis. Our estimates were established on assumptions we believe market participants would use in pricing similar assets in a current transaction, which could change significantly over time based on market conditions. Please refer to Note 4, Fair Value Measurements and Disclosures, for more information.

4. Fair Value Measurements and Disclosures

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents and available-for-sale securities. Fair value is measured based on a fair value hierarchy following three levels of inputs:

Level 1 inputs are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 inputs are defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly Level 3 inputs are defined as unobservable inputs for the asset or liability. Unobservable inputs shall be developed based on the best information available in the circumstances, which might include the reporting entity’s own data.

Recurring Fair Value Measurements

At April 2, 2010, we had $41.6 million in cash equivalents, short-term and long-term investments that were subject to fair value measurements in accordance with ASC 820.

The fair values of our investments based on the level of inputs are summarized below:

	Fair Value Measurements
	As of April 2, 2010					As of January 1, 2010
Description	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)
Available-for-sale investments	(In Thousands)					(In Thousands)
Money market and treasury funds	$13,549	$13,549	$—	$—	$—	$24,031	$24,031	$—	$—	$—
U.S. Government agency notes	24,898	24,898	—	—	4	24,893	24,893	—		20
Auction rate securities	3,188	—	-	3,188	(513)	3,173	—	—	3,173	(528)
Total	$41,635	$38,447	$-	$3,188	$(509)	$52,097	$48,924	$-	$3,173	$(508)

In measuring fair value where Level 1 inputs were available, we used a single valuation technique which valued our securities based on quoted market prices. At April 2, 2010, our money market funds and U.S. Government agency funds were measured using Level 1 inputs and the fair value was based on daily observable trades.

None of our investments were measured using Level 2 inputs. In measuring fair value where Level 3 inputs were available, we used a single valuation technique which valued our securities based on multiple discounted cash flow scenarios with various liquidation time horizons. We believe that this pricing model reflects the assumptions a marketplace participant would use in valuing similar assets, which could change significantly over time based on market conditions. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, credit risk and ongoing strength and quality of market credit and liquidity.

At April 2, 2010 our investments in auction rate securities were measured using unobservable inputs with a fair value of $3.2 million which represented approximately eight percent (8%) of total assets subject to fair value measurements on a recurring basis. The preferred stock auction rate security with a fair value of $2.2 million at April 2, 2010 was transferred to Level 3 during the three months ended January 1, 2010, because the pricing vendor utilized by our investment broker was no longer valuing this investment and therefore some of the inputs to measure fair value were no longer observable. Our student loan backed auction rate security with a fair value of $1.0 million at April 2, 2010 remains in Level 3. The pricing vendor utilized by our investment broker valued this investment at 23% below par value at April 2, 2010. Due to lack of market activity, the pricing vendor used unobservable inputs to value this ARS.

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the three months ended April 2, 2010:

Description	Auction Rate Securities
(In Thousands)

Beginning balance January 1, 2010	$3,173

Realized/unrealized gains and losses
Included in earnings	—
Included in other comprehensive income (loss)	15

Purchases	—
Issuances	—
Settlements	—

Transfers in/(out) of Level 3	—

Ending balance April 2, 2010	$3,188

As of April 2, 2010, we classified $3.2 million of investments in ARS as long-term due to the fact that they had experienced failed auctions. The remaining securities with the value of $24.9 million have a maturity date of twelve months or less and therefore are classified as short-term investments on our Consolidated Balance Sheet. Our money market and treasury funds with the value of $13.5 million have a maturity of ninety days or less and therefore are classified as cash and cash equivalents on our Consolidated Balance Sheet.

We did not record any other-than-temporary impairments during the three months ended April 2, 2010. We will continue to monitor these securities and may be required to record additional temporary or other-than-temporary impairment charge in the future.

 Non-recurring Fair Value Measurements

We did not have any non-financial liabilities as of April 2, 2010. Our non-financial assets are reviewed for potential impairment and considered for the need to perform an impairment test pursuant to ASC 360-40, Property Plant and Equipment, Derecognition. We did not have any non-recurring fair value measurements during the quarter ended April 2, 2010.

5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity resulting from non-owner sources. The components of our comprehensive loss are as follows:

	For the three months ended
	April 2,	April 3,
	2010	2009
	(In thousands)

Net loss	$(4,715)	$(4,522)
Unrealized gain (loss) on AFS investments	(1)	72
Comprehensive loss	$(4,716)	$(4,450)

6. Inventory

	As of
	April 2,	January 1,
	2010	2010
	(In thousands)
Work-in-process	$2,400	$2,077
Finished goods	1,083	1,704
Valuation allowance	(1,402)	(1,536)
	$2,081	$2,245

7. Property and Equipment

		As of
	Useful Life	April 2,	January 1,
	(Years)	2010	2010
		(In thousands)

Production and lab equipment	3 - 8	$4,737	$4,660
Computer equipment	3 - 5	1,369	1,199
Office furniture and fixtures	3	527	527
Computer software	3 - 5	871	872
Internally developed software	5	534	—
Leasehold improvements	3 - 6	1,191	1,191
		9,229	8,449
Less: Accumulated depreciation		(5,724)	(5,401)
		$3,505	$3,048

Depreciation expense was approximately $323,000 and $316,000 for the three months ended April 2, 2010 and April 3, 2009, respectively.

8. Product Warranty

We typically offer a one-year product replacement warranty for our fingerprint sensors. We accrue for estimated returns of defective products based on historical return patterns and revenue growth as well as any specific known product issues at the time revenue is recognized. The determination of these accruals requires us to make estimates of the frequency and extent of warranty activity and estimated future costs to replace the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of revenue may be required in future periods.

We typically offer a ninety (90) day product replacement warranty for our licensed technology where we will, at our option, repair or replace the product and return it to licensee, or, if the licensed technology is computer software, we may direct licensee to return or destroy its copies of the software and will authorize either the electronic download of a substitute product or deliver to licensee a replacement copy.

The following table presents a reconciliation of our product warranty liability, which is included in other accrued liabilities in the consolidated balance sheets:

	Three Months Ended
	April 2,	April 3,
	2010	2009
	(In thousands)
Balance — beginning of period	$174	$215
Accruals (reversals) of warranty liabilities	11	(30)
Costs incurred	(2)	(1)
Balance — end of period	$183	$184

9. Goodwill and Intangible Assets

The following table summarizes the activity related to the carrying value of our goodwill at April 2, 2010:

	Reportable Segments
	Smart Sensor Solutions	Embedded Security Solutions	Consolidated
	(In thousands)

Goodwill at January 1, 2010	$—	$—	$—
Goodwill resulting from acquisition (Note 12)	—	3,095	3,095
Impairment	—	—	—
Goodwill at April 2, 2010	$—	$3,095	$3,095

At April 2, 2010, purchased intangible assets consisted of the following:

	As of April 2, 2010

	Gross carrying value	Accumulated Amortization	Net Book Value
	(In thousands)

Patents subject to amortization (6-19 years)	$1,050	$74	$976
Developed technology subject to amortization (5-6 years)	5,131	78	5,053
Customer relationships subject to amortization (6-7 years)	1,090	14	1,076
Integrated circuit distribution agreement subject to amortization (5 years)	672	11	661
Non-compete agreement subject to amortization (5 years)	662	11	651
Total	$8,605	$188	$8,417

At January 1, 2010 purchased intangible assets consisted of the following:

	Gross carrying value	Accumulated Amortization	Net Book Value
	(In thousands)

Patents subject to amortization (6-19 years)	$1,050	$52	$998

Amortization expense for intangible assets amounted to approximately $136,000 and $3,000 for the three months ended April 2, 2010 and April 3, 2009, respectively. The weighted average amortization period is 6.25 years. The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending January 2, 2015 is as follows:

Fiscal year	Amount
2010	$1,096,998
2011	1,461,198
2012	1,461,198
2013	1,461,198
2014	1,372,074
$6,852,666

10. Commitments

Legal Proceedings

AuthenTec sent UPEK, Inc. (“UPEK”) a letter on January 23, 2010 providing notice to UPEK that its products infringed the claims of five AuthenTec U.S. patents and expressing its concerns about UPEK’s trade secret misappropriation.  AuthenTec’s January 23, 2010 letter invited UPEK to negotiate the claims outside the court system.  In response, on January 29, 2010, UPEK filed a complaint against AuthenTec in the U.S. District Court for the Northern District of California alleging that our products infringe a single U.S. patent of UPEK and seeking a Declaratory Judgment of Non-Infringement and Invalidity with respect to the five previously identified AuthenTec patents. AuthenTec filed its answer to UPEK’s complaint on February 2, 2010, denied that it infringes UPEK’s patent, asserted that UPEK does infringe the five AuthenTec patents and also asserted that UPEK misappropriated AuthenTec trade secrets. The five AuthenTec patents relate to packaging of fingerprint sensors and various features related to fingerprint sensor circuitry.

On February 17, 2010, AuthenTec filed a Motion for Partial Summary Judgment of Infringement and requested that the U.S. District Court find that UPEK products infringe Claim 13 of AuthenTec’s U.S. Patent No.: 5,940,526 (the ‘526 patent).  Claim 13 of the ‘526 patent relates to a power conservation feature of fingerprint sensors and specifies a means for conserving power by switching from a low power mode (“touch to wake”) to an increased power mode (“wake up mode”) when a user touches a portion of the sensor.  On February 23, 2010, AuthenTec filed a Motion for Summary Judgment of Non-Infringement and Invalidity of UPEK’s U.S. Patent No.: 6,028,773 (the ‘773 patent) and requested that the Court summarily resolve UPEK’s patent infringement claim against AuthenTec.  AuthenTec requested that the Court find the ‘773 patent invalid as anticipated and obvious based, in part, on AuthenTec’s public display and publication of its fingerprint sensors more than a year before the UPEK ‘773 patent was filed.  The motion also requests that the Court find that the accused AuthenTec products do not infringe any claims of the ‘773 patent.  UPEK has claimed that it asserted ‘773 patent is “foundational” to the packaging of silicon-based fingerprint sensors.  Should UPEK obtain an adverse judgment for treble damages or obtain an injunction, such judgment may have a material adverse impact on our financial condition.  Also on February 23, 2010, UPEK filed an amended complaint alleging that AuthenTec’s U.S. Patent No.: 6,049,620 (the ‘620 patent) being asserted against UPEK is unenforceable.  AuthenTec looks forward to an opportunity for the matters related to the purchase and revival of the ‘620 patent, acquired by AuthenTec from biometric industry pioneer Veridicom, to be fully briefed for the Court’s consideration.  On April 5, 2010, UPEK filed a motion to stay the litigation in regard to the ‘526 patent in view of a pending request for reexamination that UPEK filed with the U.S. Patent and Trademark Office.

On April 13, 2010, the Court issued an Order denying AuthenTec’s motions without prejudice and deferring UPEK’s motion to stay proceedings. The Court concluded that the technology and the parties’ respective legal arguments, though relatively straightforward, nonetheless were sufficiently substantial to warrant a formal claim construction hearing prior to the determination of any dispositive motions.   On April 22, 2010, AuthenTec answered UPEK’s amended complaint and counterclaimed with the assertion of additional infringement claims based on U.S. Patent No.: 6,259,804 (the ‘804 patent) and withdrawing its assertions with respect to two of the five patents identified in the original AuthenTec notice letter (U.S. Patent Nos.: 6,667,439 and 7,505,613).  UPEK filed a Motion for Sanctions on April 26, 2010, pursuant to Rule 11 of the Federal Rules of Civil Procedure, claiming that AuthenTec’s assertions of counterclaims for infringement were improper with respect to three patents (U.S. Patent Nos.: 5,953,441, 6,049,620, and 7,505,613). The following day, UPEK filed a Motion to Strike AuthenTec’s answer and amended counterclaims. A scheduling conference has not yet taken place and the discovery phase has not yet begun. Both parties have requested injunctive relief, as well as damages, prejudgment interest, and attorneys’ fees and expenses.

In addition to the federal patent infringement lawsuit filed by UPEK in California, on January 29, 2010, UPEK filed a state court action in the Court of Chancery of the State of Delaware against AuthenTec.  The Delaware action relates to UPEK's notice regarding its intent to nominate candidates for election to AuthenTec's board of directors and to propose business at the upcoming 2010 annual meeting of AuthenTec stockholders.  UPEK asked the Court to declare that its “business proposal” and its nomination of directors are in proper form and in accord with Delaware law as filed and declare that stockholders have a right to call a special meeting.  Following an expedited hearing on February 3, 2010, AuthenTec answered UPEK’s complaint on February 12, 2010, and asserted counterclaims for UPEK’s breaches of a non-disclosure agreement between AuthenTec and UPEK and lack of compliance with the AuthenTec bylaws advance notice requirements. AuthenTec requested limited discovery, which the Court of Chancery granted. On April 6, 2010, the parties agreed through a joint stipulation filed with the Court of Chancery that AuthenTec shall not preclude UPEK from nominating its nominees or from presenting its business proposal at the AuthenTec annual meeting or a special meeting on the grounds that UPEK has failed to provide the information required by AuthenTec’s bylaws in order to nominate directors and propose business at an annual or special meeting of the stockholders.  As a result, the claims and counterclaims related to these aspects were dismissed with prejudice. AuthenTec’s claims related to UPEK’s breach of the confidentiality agreement between the parties remain before the Chancery Court.

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

11. Stock-Based Compensation

A summary of the stock options activity for the three months ended April 2, 2010 is presented below:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of January 1, 2010	4,825	$4.00
Granted	245	2.40
Forfeited	(62)	6.40
Exercised	(9)	1.02
Outstanding as of April 2, 2010	4,999	$3.90

The total intrinsic value of options exercised during the three months ended April 2, 2010 was approximately $14,000.

Restricted stock units granted under the 2007 Stock Incentive Plan are either incentive or performance based awards that will result in a payment to a participant in shares of our common stock. The incentive based awards vest as the service conditions are met while the performance based awards also have performance conditions as well as usual service conditions. The plan administrator will determine the number of shares and the conditions that must be satisfied, which typically are based on achievement of performance milestones and service conditions. There were no grants of restricted stock awards during the three months ended April 2, 2010.

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

A summary of the restricted stock activity for the three months ended April 2, 2010 is presented below:

		Weighted
	Number of	Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Outstanding as of January 1, 2010	268	$4.22
Granted	-	-
Forfeited	(2)	13.74
Vested/Issued	(4)	12.03
Outstanding as of April 2, 2010	262	$4.01

The total intrinsic value of restricted stock units vested during the three months ended April 2, 2010 was approximately $9,000.

The total unrecognized stock-based compensation for stock option and restricted stock awards accounted for under ASC 718 was approximately $5,502,000 as of April 2, 2010. These awards had a remaining weighted-average period over which they are expected to be recognized of 1.9 years as of April 2, 2010.

The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values were based on estimates at the date of grant as follows:

	Three Months Ended
	April 2, 2010	April 3, 2009
Grant Date Fair Value	$1.44	$0.84
Expected life (in years)	4.5	4.5
Risk free rate	2%	2%
Volatility	76%	71%
Dividend yield	0%	0%
Estimated forfeiture rate	12%	10%

12. Business Acquisition

On February 26, 2010 (‘the acquisition date”), we entered into an Asset Purchase Agreement by and between us and SafeNet, Inc. (“SafeNet”) pursuant to which we acquired substantially all of the assets and certain liabilities related to SafeNet’s Embedded Security Solutions Division (the “Business”) in exchange for approximately $8.5 million payable in cash, 1,211,482 shares of our common stock and an earn out payment of up to $2.5 million in cash based on levels of gross revenue attributable to the Business between March 1, 2010 and December 31, 2010 (“the earn out period”).

The total consideration paid by us for the business is summarized below:

(In thousands)	February 26, 2010
Cash	$8,500
Common Stock (1)	2,799
Earn Out (2)	728
Working capital receivable (3)	(775)
Total Consideration	$11,252

(1) Represents 1,211,482 shares issued at $2.31 price per share
(2) Represents estimated earn out amount based on probability
(3) Represents estimated working capital adjustment. Once the amount is finalized, consideration for the working capital agreement will be provided through the return of a portion of the shares issued to the seller at a price of  $2.35 per share, as specified in the Asset Purchase Agreement.

During the three months ended April 2, 2010, we recorded a non-cash transaction in our Common Stock and Additional-Paid-In Capital accounts for the approximate amount of $2,799,000, to reflect issuance of 1,211,482 shares of our common stock in connection with our acquisition of SafeNet’s Embedded Security Solutions Division, completed on February 26, 2010.The closing price of our common stock on the NASDAQ Global Market on the date of the acquisition was $2.31.

The shares of common stock issued is subject to increase or decrease based on meeting a  closing date minimum working capital requirement of approximately $1.7 million as defined in the purchase agreement.  Based on the preliminary closing working capital calculations, Safenet would be required to surrender a portion of the share consideration previously issued estimated at approximately $775,000 or 329,438 common shares.  As of April 2, 2010 we reflected this $775,000 as a reduction to Additional-Paid-In Capital in our Consolidated Statement of Stockholders’ Equity.

                Our primary reason for the SafeNet’s Embedded Security Solutions Division acquisition was to continue our transformation from a component supplier to a more comprehensive source of security, identity management and touch control solutions.  In addition to the increased revenue from SafeNet’s products, their Embedded Security Solutions Division significantly strengthens our offerings in our existing markets. By leveraging the expertise of their engineering team in software development, it will allow us to incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities.

                The acquisition is being accounted for under the acquisition method, in accordance with ASC 805, Business Combinations, with the assets and liabilities acquired recorded at their fair values at the date of acquisition. Identified intangible assets, goodwill and deferred revenue are recorded at their estimated fair values as per preliminary valuation and may change based on the final valuation results. The results of operations of the acquired business have been included in our operating results beginning as of the effective date of the acquisition. We allocated the purchase price of the acquisition to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Intangible assets are amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up or, if that pattern cannot be reliably determined, using a straight-line amortization method.

The principal factor that resulted in recognition of goodwill was that the purchase price for the acquisition was based in part on cash flow projections assuming the integration of any acquired technology and products with our products, which is of considerably greater value than utilizing each of the acquired company’s technology or products on a standalone basis.

The contingent payment may be due by us if certain revenue targets are achieved by SafeNet’s Embedded Security Solutions Division during the earn out period. The revenue target calculation requires accumulated ESS annual revenue to reach $20 million, adjusted for certain deferred revenue items and pro-rated for the length of the earn out period. We estimated the fair value of the contingent payment based on financial projections of the acquired business and estimated probabilities of achievement. We believe that our estimates and assumptions are reasonable, but there is significant judgment involved. Changes in the fair value of contingent consideration liabilities subsequent to the acquisition will be recorded in the General and Administrative expense caption of our Consolidated Statement of Operations. The fair value of the contingent consideration arrangement of $0.7 million was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include discount rates consistent with the level of risk of achievement and probability-adjusted revenue amounts.

In addition to the purchase price, we incurred $0.3 million in acquisition related costs, which were expensed as incurred and recorded in the General and Administrative caption of our Consolidated Statement of Operations for the three months ended April 2, 2010, in accordance with ASC 805, Business Combinations.

The following table summarizes the estimated allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the SafeNet’s Embedded Security Solutions Division acquisition. The allocation of the purchase price is based on a preliminary valuation which is anticipated to be finalized in the near future:

February 26, 2010
(In thousands)
Assets
Accounts receivable, net	$1,960
Prepaid and other current assets	354
Property and equipment, net	689
Goodwill	3,095
Purchased intangible assets	7,555
Total assets acquired	13,653
Liabilities
Accounts payable	(328)
Accrued liabilities	(988)
Other liabilities	(80)
Deferred revenue	(1,005)
Total liabilities assumed	(2,401)
Purchase price	$11,252

Intangible Assets

In our preliminary determination of the fair value of the intangible assets we considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of SafeNet’s products. The estimated fair values of identified intangible assets were calculated considering market participant expectations and using an income approach and estimates and assumptions provided by SafeNet’s and our management. The following table sets forth the components of identified intangible assets associated with the SafeNet’ Embedded Security Solutions Division acquisition and their estimated weighted average useful lives:

(In thousands)	Weighted Average Useful Life	Fair value
Developed technology	5.6 years	$5,131
Customer relationships	6.6 years	1,090
Integrated circuit distribution agreement	5 years	672
Non-compete agreement	5 years	662
Total		$7,555

Developed technology consists of the QuickSec Embedded Security toolkits, SafeXcel IP Cores and DRM Solutions. Developed technology represents the fundamental technology that survives multiple product iterations and has passed technological feasibility. Developed technology was identified as the primary asset of the business.

Customer relationships represent future projected revenue that will be derived from sales of future versions of existing products to existing customers of the acquired company. SafeNet’s portfolio of software and hardware products is used in communication and network products to ensure data privacy for businesses and individuals. Products are typically embedded in the end user products of SafeNet’s customers.

Integrated circuit (“IC”) distribution agreement represents part of the transaction where AuthenTec was authorized as the exclusive supplier of SafeNet’s SafeXcel security processor ICs. SafeNet outsources the manufacturing of the ICs to a third party and AuthenTec will be responsible for sales, marketing, and distribution.

Non-compete agreement. In conjunction with the close of the acquisition, SafeNet signed a non -compete. The value of the SafeNet business could be materially diminished without the non-compete agreement which prevents SafeNet from competing in restricted territories for a period of five years from the acquisition date.

Deferred Revenue

In connection with the allocation of consideration transferred, we estimated the fair value of the service obligations assumed from SafeNet as a consequence of the acquisition. The estimated fair value of the service obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the service obligations. The estimated costs to fulfill the service obligations were based on the historical direct costs and indirect costs related to SafeNet’s service and maintenance agreements with its customers. Direct costs include personnel directly engaged in providing service and support activities, while indirect costs consist of estimated general and administrative expenses based on normalized levels as a percentage of revenue. The estimated research and development costs associated with support contracts have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. We recorded $1.0 million of deferred revenue to reflect the estimate of the fair value of SafeNet’s service obligations assumed.

Supplemental Pro Forma Data (Unaudited)

The following unaudited pro-forma financial information for the three months ended April 2, 2010 and April 3, 2009 represent the combined results of our operations as if the SafeNet acquisition had occurred on January 3, 2009. The unaudited pro forma results reflect certain adjustments related to the acquisition such as increased amortization expense on acquired intangible assets resulting from the preliminary fair valuation of assets acquired. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had we constituted a single entity during such period.

	Three Months Ended
	April 2, 2010	April 3, 2009
	(In thousands)
Revenue	$11,239	$12,829
Net loss	(5,430)	(2,807)

Net loss per common share, basic and diluted	$(0.19)	$(0.10)

13. Segment Information

Segment reporting, under the guidance of ASC 280, Segment Reporting, requires disclosures of certain information regarding reportable segments, products and services, geographic areas of operation and major customers. Segment reporting is based upon the “management approach”: how management organizes the company’s reportable segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Historically we operated in one segment. Characteristics of our operations included the similarities in our products, the commonality of our customers across brands, our unified marketing strategy, and the nature of the financial information used by our Executive Officers.

The acquisition of SafeNet’s Embedded Security Solutions Division has not only broadened our revenue range which results in differentiation of our product categories but also causes evaluation of disaggregated financial information separately by our chief operating decision maker. This acquisition resulted in a new segment in its entirety. Accordingly, we determined that we now operate in two reporting segments: Smart Sensor Solutions (“SSS”) and Embedded Security Solutions (“ESS”).

Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information at the operating segment level.  A description of the types of products and services provided by each business segment follows.

•
Smart Sensor Solutions include TruePrint® fingerprint sensors that are used in notebooks, netbooks, tablet PCs, peripherals, cell phones, mobile systems and a wide variety of access control devices. Our sensors offer touch-powered multi-functionality, including user navigation, personalization, and convenient security. In addition to smart fingerprint sensors, SSS offers our new identity management software application, TrueSuite®, which is designed to make a fingerprint-enabled PC simpler and more secure, while increasing user convenience and personalization.  TrueSuite is tailored for consumers who demand simplicity, improved usability, and one-touch access to their digital identity and online social networks.

•
Embedded Security Solutions include complete, standards-based, server-side digital rights management (“DRM”) software and toolkits for mobile operators, service providers, platform integrators, as well as client-side DRM solutions for device manufacturers and semiconductors, software application and platform vendors. The ESS portfolio also includes QuickSec IP security (IPsec) and MAC security (MACsec) toolkits as well as semiconductor intellectual property (IP) and security processors for enterprise and telecom grade security equipment. In addition, ESS grants licenses, which include certain patent rights of our portfolio, and collects license fees and royalties in partial consideration for such licenses.

            We evaluate the performance of our segments based on our income/(loss) from operations. Our Chief Executive Officer does not review any information regarding total assets on an operating segment basis. The accounting policies for segment reporting are the same as for AuthenTec as a whole. The table below presents revenues and operating income (loss) for reportable segments:

	Reportable segments
	Smart Sensor Solutions	Embedded Security Solutions	Consolidated
	(In thousands)
Three months ended April 2, 2010
Net revenue	$8,233	$943	$9,176
Operating loss	(4,516)	(239)	(4,755)

Three months ended April 3, 2009
Net revenue	7,038	—	7,038
Operating loss	$(4,669)	—	$(4,669)

The following table is based on the geographic location of OEMs, ODMs and the distributors which purchased our products. For shipments to ODMs, contract manufacturers or distributors, their geographic location may be different from the geographic locations of the ultimate end customers. For the three months ended April 2, 2010 and April 3, 2009, revenue generated from international customers accounted for approximately 93% of total revenue.

The majority of our revenue is denominated in U.S. dollars, however we do generate revenue that is denominated in other currencies, mostly Euros and Japanese Yen.

	Three months ended
	April 3,		April 3,
	2010		2009
	Revenue $	% of total	Revenue $	% of total
	(In thousands)

Asia/Pacific	$5,894	64%	$4,102	58%
Japan	2,296	25	2,050	29
United States	665	7	496	7
Europe	270	3	16	1
Canada	51	1	374	5
	$9,176	100%	$7,038	100%

% Int'l	93%		93%

The following table is based on the geographic location of our net long-lived assets:

	As of
	April 2, 2010	January 1, 2010
	(In thousands)
Asia/Pacific	$1,431	$1,508
Japan	16	23
United States	1,378	1,517
Europe	680	—
Total	$3,505	$3,048

14. Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 210-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, which updates the Codification to require new disclosures for assets and liabilities measured at fair value.  The requirements include expanded disclosure of valuation methodologies for fair value measurements, transfers between levels of the fair value hierarchy, and gross rather than net presentation of certain changes in Level 3 fair value measurements.  The updates to the Codification contained in ASU No. 2010-06 were effective for interim and annual periods beginning after Dec. 15, 2009, except for requirements related to gross presentation of certain changes in Level 3 fair value measurements, which are effective for interim and annual periods beginning after Dec. 15, 2010.  We implemented the portions of the guidance required on Jan. 2, 2010, and the implementation did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No.2010-09, Subsequent Events (Topic 855).  As a result of ASU No. 2010-09, SEC registrants will no longer disclose the date through which management evaluated subsequent events in the financial statements, either in originally issued financial statements or reissued financial statements.  The guidance in ASU No. 2010-09 is effective immediately.  We adopted ASU 2010-09 and it did not have a material effect on our current financial statements.

15. Related Party Transactions

On February 26, 2010, we entered into an Asset Purchase Agreement with SafeNet, Inc., or SafeNet, pursuant to which we acquired substantially all of the assets related to SafeNet’s Embedded Security Solutions Division in exchange for approximately $8.5 million payable in cash, 1,211,482 unregistered shares of our common stock and an earnout payment of up to $2.5 million in cash based on levels of gross revenue attributable to the acquired business between March 1, 2010 and December 31, 2010.

Chris Fedde, one of our directors, is also the President and Chief Operating Officer and a director of SafeNet.  The Asset Purchase Agreement and the transactions contemplated therein, including the consideration to be paid by us for SafeNet’s Embedded Security Solutions Division, were unanimously approved by the disinterested directors of the Company, who were fully informed of Mr. Fedde’s positions with SafeNet.  The disinterested directors unanimously determined that the acquisition terms were fair and reasonable to the Company and our stockholders and that it was in the best interests of the Company and our stockholders to effect the transactions contemplated by the Asset Purchase Agreement.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to expected future results and business trends that are based upon our current estimate, expectations, and projections about the industry, and upon our beliefs, and certain assumptions we have made that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “guidance,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “prospects,” “outlook,” “forecast,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: the timely introduction of new products, demand for, and market acceptance of, new and existing fingerprint sensors in the PC and wireless markets, our ability to secure design wins and these design wins leading to future production, the adoption of our sensors in other applications outside of PC notebooks and wireless devices, the rate at which we increase our activity and opportunities in the wireless market, changes in product mix, the actions of existing or future competitors, the impact of litigation and the impact of the macroeconomic trends on our served markets as well as other risks detailed from time to time in our SEC filings, including Part I, item 1A of our Annual Report on Form 10-K for the year ended January 1, 2010. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

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

We continue to evolve from a mixed-signal semiconductor component supplier to the provider of complete solutions focused on security, identity management and touch control solutions, including smart fingerprint sensors, identity management software and IP products and services.  We believe our TruePrint® smart fingerprint sensors products, which are based on our patented TruePrint radio frequency (RF) technology, are the most accurate, reliable, cost-effective, easy to use and versatile products commercially available today. They offer multiple functions to users of PCs, smart phones, feature phones and other products. Since our inception in 1998, we have shipped over 54 million sensors which have been integrated into over 250 different models of laptops, desktops and PC peripherals as well as over 10 million mobile phones. We shipped over 10.3 million sensor units in 2009, a 42% decrease from the 17.7 million sensor units we shipped in 2008. Complementing our TruePrint smart sensors is our TrueSuite® identity management software, providing PC users secure, one-touch access to their digital identity and online social networks.  TrueSuite was introduced in 2009, and is currently integrated in AuthenTec-enabled notebook PCs being offered by the world’s PC OEMs.

In February 2010, we acquired SafeNet’s Embedded Security Solutions Division, further enhancing our offering of security and identity management solutions.  The Embedded Security Solution products  are used in hundreds of millions of communication and network products to ensure data privacy for businesses and individuals, and are sold to a variety of brand name customers including Hewlett Packard, Samsung, LG, Ericsson, Advanced Micro Devices, Cisco,  Alcatel-Lucent, Juniper Networks, Nokia-Siemens and Texas Instruments among others.  With the addition of the Embedded Security Solutions’ expertise in software development, network security and secure communication, AuthenTec will have the ability to offer secure end-to-end solutions, from the individual PC or cell phone all the way to a company’s network server.  The acquisition included  Embedded Security Solutions staff of encryption, algorithm, software and silicon design engineers and its  portfolio of TrueProtect™ embedded security solutions, including software, IP and hardware products.

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

 We primarily sell our products to OEMs, ODMs, or contract manufacturers. Our customers’ products are complex and require significant time to define, design and ramp to volume production. Our sales cycle begins with our selling and marketing staff and application engineers engaging with our customers’ system designers and management, which is typically a multi-month, or even multi-year, process. If we are successful, a customer will decide to incorporate our solution in its product, which we refer to as a design-win.  There is no assurance that a design-win will make it to full production as the product we are designed into could be cancelled for any number of reasons by the customer.  Because the sales cycles for our products are long, we incur expenses to develop and sell our products, regardless of whether we achieve the design-win and well in advance of generating revenue, if any, from those expenditures. We do not have long-term purchase commitments from any of our customers, as sales of our products are generally made under individual purchase orders. However, once one of our products, software or IP cores is incorporated into a customer’s design, it is likely to remain in that product for the life cycle of that product. We believe this to be the case because a redesign of a product already in production would generally be both time-consuming and expensive.   In September 2008, we issued a press release and held a conference call which, in part, disclosed the loss of a 2009 design-in opportunity at one of our significant PC customers.  This began to impact revenue in the fourth quarter of fiscal 2009 and we anticipate the transition to be completed by the middle of fiscal 2010.  However, as in prior years, there were other design wins and losses in the PC market during the same design-in cycle.

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

Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products, timely introduction of new products, generation of IP license fees, and general economic conditions. Our ability to maintain profitability will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to expand our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. The following are material trends that are creating opportunities and risks to our business, and a discussion of how we are responding.

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

•
Weak macroeconomic conditions impacted customer demand in 2009, resulting in a sequential decline in revenue and a net loss, as compared to fiscal 2008. We have taken and continue to take actions to reduce our expenses to minimize losses.

•
On February 26, 2010 we acquired SafeNet, Inc.’s Embedded Security Solutions Division in a cash and stock transaction.  This acquisition further strengthens our offering of security and identity management solutions. Please see Note 12 – Acquisitions in our Notes to Consolidated Financial Statements for further discussion related to this matter.

Description of Our Revenue, Cost of Revenue and Expenses

Revenue. Our revenue is generated primarily from shipments of our smart fingerprint sensors, software and technology licenses, maintenance (post-contract customer support), development arrangements and services.  The price of our products is based upon market and competitive conditions. Therefore, the main factors that impact our revenue are unit volumes, IP license fees and average selling prices.

Cost of revenue and gross margin. We outsource all manufacturing activities associated with our fingerprint sensor products, which includes wafer fabrication, wafer bumping, assembly and test functions. A significant portion of our cost of revenue consists of the costs to manufacture our products. Cost of revenue also includes items such as technical support for licensed software and IP cores, equipment depreciation, royalty expense, production planning personnel and related expenses, warranty costs, inventory valuation write-downs and stock-based compensation under ASC Topic 718, Compensation – Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees. The primary factors that impact our cost of revenue are the number of units sold, mix of products sold, wafer and other raw material costs, outsourced manufacturing costs and product yields. In the future, we believe cost of revenue could increase in absolute dollars from an expected increase in revenue or could decline in absolute dollars from a decrease in revenue. Cost of revenue as a percentage of total revenue in the Smart Sensor Solutions segment may increase over time if decreases in average selling prices are not offset by corresponding decreases in our product costs. Cost of revenue as a percentage of total revenue in the Embedded Solutions Segment is expected to be relatively low due to nature of licensing products.

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

Our gross margin has been and will continue to be affected by a variety of factors, including average selling prices of our products, product mix, and timing of cost reductions for outsourced manufacturing services, inventory write downs and the timing and changes in production yields. In addition, we tend to experience lower yields on the initial production release of a new product. Following the acquisition of SafeNet embedded security business, our margins will be subject to fluctuation due to the mix of revenue between our operating segments as a result of the substantially higher margin products in the Embedded Security Solutions segment.

Research and development expenses. Research and development expenses primarily include personnel, the cost of fabrication masks, engineering development software, depreciation and amortization associated with capital equipment and intellectual property, third-party development support, allocated facilities expense, and stock-based compensation under ASC Topic 718, Compensation – Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees. All research and development costs are expensed as incurred. We believe that research and development expenses may increase in absolute dollars in fiscal 2010 as we attained a new engineering team in the Embedded Security Solutions segment as a result of SafeNet acquisition. Additionally, as a percentage of revenue, these costs fluctuate from one period to another.

Selling and marketing expenses. Selling and marketing expenses consist primarily of salaries and commissions for our sales and marketing personnel, independent sales representative commissions, travel, marketing communications, press releases, advertising, costs for tradeshows, marketing programs, allocated facilities expense, consultants and market studies, and stock-based compensation under ASC Topic 718, Compensation – Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees. As we align our operating expenses with current economic conditions, we expect selling and marketing expenses to remain relatively flat or increase in absolute dollars in fiscal 2010 as a result of SafeNet acquisition.

General and administrative expenses. General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit, tax compliance fees, allocated facilities expense, and stock-based compensation under ASC Topic 718, Compensation – Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees . We believe that general and administrative expenses could decrease in absolute dollars in fiscal 2010 due to lower legal and acquisition related costs.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amount of revenue and expenses during the periods represented. Although we believe that our judgments and estimates are reasonable under the circumstances, actual results may differ from those estimates.

Our critical accounting policies as of April 2, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended January 1, 2010, except for the following:

Revenue recognition. We derive revenue principally from products sales, software and technology licenses, maintenance (post-contract customer support), development arrangements and services.

Software and technology licenses sales typically contain multiple elements, including the license, maintenance and/or other services.  For arrangements that include multiple elements, the fee is allocated to the various elements based on vendor specific objective evidence of fair value for software and technology licenses or objective and reliable evidence of the fair value of the undelivered items for other multiple element arrangements (collectively referred to as “VSOE”) regardless of any separate prices stated within the contract for each element.  If VSOE does not exist for all delivered elements, but VSOE exists for the undelivered elements, we apply the residual method, provided that: (i) all other applicable revenue recognition criteria are met; and (ii) the fair value of all of the undelivered elements is less than the arrangement fee.  Under the residual method, the arrangement fee is recognized as follows: (i) the total fair value of the undelivered elements, as indicated by VSOE, is deferred, and (ii) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Generally, in our software and software related arrangements, we have established VSOE for maintenance and therefore recognize revenue under these arrangements using the residual method when the only remaining undelivered element is maintenance.

We recognize product revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.

These criteria are usually met at the time of product shipment. However, we do not recognize revenue when any significant obligations remain. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents are used to verify product delivery. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectability of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

In arrangements that include a combination of semiconductor products and software, where software is considered more-than-incidental and essential to the functionality of the product being sold, we account for the entire arrangement as a sale of software and software-related items and allocate the arrangement consideration based on VSOE.

For our royalty revenue we rely on data provided by the licensee. We earn royalties on such licensed products sold worldwide by our licensees at the time that the licensees’ sales occur. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. We recognize royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met. From time to time, licensees will not report royalties timely due to legal disputes, and when this occurs, the timing and comparability of royalty revenues could be affected.

Goodwill and Purchased Intangible Assets.  We categorize our intangible assets between goodwill and intangible assets. Goodwill is recorded as the difference, if any, between the aggregate considerations paid for an acquisition and the fair value of the acquired net tangible and intangible assets. The value of potential intangible assets separate from goodwill are evaluated and assigned to the respective categories. Certain estimates and assumptions are used in applying these methodologies including projected sales, which include incremental revenue to be generated from the product markets that we have not been previously exposed to, disclosed future contracts and adjustments for declines in existing core sales; ongoing market demand for the relevant products; and required returns on tangible and intangible assets.  In the event that actual results or market conditions deviate from these estimates and assumptions used, the future fair value may be different than that determined by management and may result in an impairment loss.

Goodwill and other intangible assets that have an indefinite useful life are not amortized.  Intangible assets that have a definite useful life are amortized over their estimated useful life. On an annual basis, or as needed upon certain indicators, we test goodwill and other indefinite lived intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. Determining whether impairment of indefinite lived intangibles has occurred requires an analysis of each identifiable asset. If estimates used in the valuation of each identifiable asset proved to be inaccurate based on future results, there could be additional impairment charges in subsequent periods.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Three Months Ended
	April 2, 2010	April 3, 2009

Revenue	100%	100%
Cost of revenue	51	52

Gross margin	49	48

Operating expenses
Research and development	43	54
Selling and marketing	25	29
General and administrative	32	31

Total operating expenses	100	114

Loss from operations	(51)	(66)

Total other income (expense), net	-	2

Net Loss	(51%)	(64%)

Comparison of the Three Months Ended April 2, 2010 and April 3, 2009

On February 26, 2010, we acquired SafeNet’s Embedded Security Solutions Division.  Results of operations of this division were included in our consolidated results from the date of acquisition in the Embedded Security Solutions segment.

Revenue. Our consolidated revenue was $9.2 million for the three months ended April 2, 2010 as compared to $7.0 million for the three months ended April 3, 2009, an increase of $2.2 million, or 30% due to a 17% increase in Smart Sensor Solutions segment revenue and the addition of the new Embedded Security Solutions segment during the first quarter of 2010 as a result of the acquisition of SafeNet’s Embedded Security Solutions Division.

Following is an analysis of revenue by reportable segment:

	Three Months Ended
	April 2, 2010	April 3, 2009	% Change
	(In thousands)
Smart Sensor Solutions	$8,233	$7,038	17%
Embedded Security Solutions	943	—	100%
Consolidated	$9,176	$7,038	30%

In the Smart Sensor Solutions segment, revenue for the first quarter of 2010 increased primarily due to increased shipments to customers in the PC market as a result of strengthening in the world's economies and increased sales of higher end PCs with fingerprint sensors. Revenue in the Embedded Security Solutions segment represents incremental revenue added from the acquisition of SafeNet’s Embedded Security Solutions Division on February 26, 2010.

Cost of revenue and gross margin. Our cost of revenue was $4.7 million for the three months ended April 2, 2010 as compared to $3.7 million for the three months ended April 3, 2009, resulting in a gross profit of $4.5 million for the three months ended April 2, 2010 as compared to $3.4 million for the three months ended April 3, 2009, an increase of $1.1 million, or 32%. Consolidated gross margin was 49% in the three months ended April 2, 2010 as compared to 48% in the three months ended April 3, 2009.

The Smart Sensor Solutions segment gross margin was 46% in the three months ended April 2, 2010 as compared to 48% in the same time frame last year. Average selling prices declined by 12% slightly offset by changes in product mix of higher margin products.

Embedded Security Solutions segment gross margin was 71% in the three months ended April 2, 2010. The higher profit margin in ESS segment is primarily due to revenue from software licensing fees and royalties that contain no cost of products. Cost of good sold, however, for the Embedded Security Solutions segment includes amortization expense associated with acquired intangible assets.

Research and development expenses. Research and development expenses were $4.0 million for the three months ended April 2, 2010 as compared to $3.8 million for the three months ended April 3, 2009, an increase of $0.2 million, or 5%. Research and development expenses were 43% and 54% of revenue for the three months ended April 2, 2010 and April 3, 2009, respectively. The increase in the first quarter of 2010 was primarily due to the increased research and development expenses as a result of Embedded Security Solutions segment related acquisition. Research and development expenses attributable to the Smart Sensor Solutions segment decreased by $0.3 million mostly due to a decrease in outside contractor support by $0.2 million and a decrease in personnel and related costs by $0.1 million primarily related to cost savings initiatives. Research and development expenses associated with Embedded Security Solutions segment were $0.5 million for the three months ended April 2, 2010 and were predominantly attributable to the engineering labor and related personnel costs.

Selling and marketing expenses. Selling and marketing expenses were $2.3 million for the three months ended April 2, 2010, as compared to $2.0 million for the three months ended April 3, 2009, an increase of $0.3 million, or 15%. Selling and marketing expenses were 25% and 29% of revenue for the three months ended April 2, 2010 and April 3, 2009, respectively. The selling and marketing expenses for Smart Sensor Solutions segment remained relatively even for the three months ended April 2, 2010 as compared to the same time frame last year. The selling and marketing expenses for the Embedded Security Solutions segment were $0.3 million and were mostly associated with labor and personnel related costs.

General and administrative expenses. General and administrative expenses were $3.0 million for the three months ended April 2, 2010 as compared to $2.2 million for the three months ended April 3, 2009, an increase of $0.8 million, or 36%. General and administrative expenses were 32% and 31% of revenue for the three months ended April 2, 2010 and April 3, 2009, respectively. The increase in the three months ended April 2, 2010 was primarily attributable to the acquisition costs, including due diligence related expenses, as well as outside legal fees attributable to patent infringement litigation and other matters.

Other income (expense), net. Other income (expense), net decreased by $0.1 million to a net other income of $40,000 for the three months ended April 2, 2010 mostly attributable to lower yields on our short-term investments.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations, the issuance and sale of our common and preferred stock and senior secured convertible debt. Our cash, cash equivalents and investments were $45.3 million as of April 2, 2010, a decrease of $10.2 million from January 1, 2010. The decrease in our cash, cash equivalents and investments as of April 2, 2010 was primarily attributable to the $8.5 million in cash paid for the acquisition of SafeNet’s Embedded Security Solutions Division and our net operating loss for the quarter.

	Three Months Ended
	April 2, 2010	April 3, 2009
	(In thousands)
Consolidated statement of cash flows data:
Purchase of property and equipment	$(152)	$(232)
Business acquisition	(8,500)	-

Cash flows from operating activities	(1,570)	(2,178)
Cash flows from investing activities	(8,752)	11,068
Cash flows from financing activities	9	9

Operating activities. Net cash used in operating activities was $1.6 million in the three months ended April 2, 2010, primarily due to net operating loss for the period partially offset by an increase in accounts payable and accrued expenses and a decrease in inventory due to stringent inventory management. Operating loss, excluding stock-based compensation and depreciation and amortization expense, contributed to $3.5 million of cash used in operating activities further reduced by amortization of deferred rent, increase in the inventory provision and decrease in investment discounts/premiums. However, this was offset by an increase of $1.9 million in trade payables and other accrued expenses due to invoices from our manufacturing contractors and invoices for outside legal costs.

Investing activities. Net cash used in investing activities was $8.8 million in the three months ended April 2, 2010, mostly attributable to $8.5 million cash paid for SafeNet’s Embedded Security business, $0.2 million used for purchases of property and equipment and $0.1 million used to purchase short-term investments.

 Financing activities. Net cash provided by our financing activities is a result of proceeds received from exercise of stock options.

We believe our $42.1 million of cash and cash equivalents and short term investments at April 2, 2010, as well as expected cash flow from existing operations as well as newly acquired Embedded Security Solutions segment will be sufficient to fund our projected operating requirements for at least the next twelve months.

Our investment policies are designed to provide liquidity, preserve capital and achieve an acceptable return on invested assets. As of April 2, 2010, our investment portfolio consisted primarily of U.S. treasury and U.S. government agency funds and fixed-income securities. The weighted average maturity is less than twelve months. We utilize investment vehicles such as treasuries, U.S. government agency funds and auction rate securities.

As of April 2, 2010, $3.2 million of our $28.1 million in short-term and long-term investments were comprised of preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan backed auction rate security is a state issued note with its underlying student loans being substantially insured by the U.S. government.

            Due to auction rate securities markets being disrupted in the beginning of 2008 we experienced auction failures for the first time. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments and we continue to receive contractual payments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature.

            All of our auction rate securities held at April 2, 2010 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist.

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

Contractual Obligations

In addition to our reported payments due under contractual obligations and disclosed contingent contractual obligations at January 1, 2010, as described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2010, contingent payment may be due by us if certain revenue targets are achieved by SafeNet’s Embedded Security Solutions Division, which we acquired on February 26, 2010, during the earn out period (see Note 12, Business Acquisition, for more information). The revenue target calculation requires accumulated annual revenue for the Embedded Security Solutions Division to reach $20 million, adjusted for certain deferred revenue items and pro-rated for the length of the earn out period. The fair value of the contingent consideration arrangement was determined to be $0.7 million and was recorded at April 2, 2010.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Recent Accounting Pronouncements

See Note 14 of the Notes to Consolidated Financial Statements for recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Foreign currency risk. A majority of our revenue is denominated in U.S. dollars, however, we do generate revenue that is denominated in other currencies, mostly Euros and Japanese Yen. We do have risk of our products being more expensive outside the United States if the value of the U.S. dollar increases as compared to the local currency of our customer. This could result in pricing pressure, lower revenue and lower gross margins. Our international sales and research and development operations incur expenses that are denominated in foreign currencies. These expenses are expected to increase in fiscal 2010 as a result of the acquisition of SafeNet Embedded Security Solutions Division with main operations being located outside the United States. To the extent that we expand our operations into Europe and Asia, the effects of inflation and currency fluctuations could further impact our financial condition and results of operations. A ten (10) percent change in a currency exchange rate could cause an impact to our financial statements of approximately $1 million and we could suffer foreign exchange losses associated with such currency fluctuations.

Interest rate risk. We had cash, cash equivalents and investments of $45.3 million as of April 2, 2010, which were held for working capital and strategic purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and achieve an acceptable return without significantly increasing our risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk and reduce exposure, we maintain our portfolio of cash equivalents and short-term and long-term investments in investment grade securities that are primarily of a conservative nature. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations.

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

            At April 2, 2010, we held $3.2 million in auction rate securities and consider them inactively traded securities. The rate of interest paid on the auction rate securities is determined at auctions held at pre-determined intervals, usually every seven, 28 or 35 days. If sufficient clearing bids are not made in a particular auction, that can result in the inability to liquidate the asset-backed securities in the auction. All of our auction rate securities held as of April 2, 2010 had experienced failed auctions. There can be no assurance that auctions on the auction rate securities in our investment portfolio will succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may decline even further and we may record additional temporary or other than temporary impairment charges.

Credit ratings and the market for debt securities may continue to worsen which may also require us to record other than temporary impairment charges.  A 10% change in interest rates would not have a material impact in the fair value of our investments.  For more information on fair value assumptions please see Note 4, “Fair Value Measurements and Disclosures”, of the financial statements.

Item 4.                      Controls and Procedures.

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of April 2, 2010 to provide reasonable assurance of the achievement of these objectives.

Changes in internal controls. There was no change in our internal control over financial reporting during the quarter ended April 2, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

AuthenTec sent UPEK, Inc. (“UPEK”) a letter on January 23, 2010 providing notice to UPEK that its products infringed the claims of five AuthenTec U.S. patents and expressing its concerns about UPEK’s trade secret misappropriation.  AuthenTec’s January 23, 2010 letter invited UPEK to negotiate the claims outside the court system.  In response, on January 29, 2010, UPEK filed a complaint against AuthenTec in the U.S. District Court for the Northern District of California alleging that our products infringe a single U.S. patent of UPEK and seeking a declaratory judgment of non-infringement and invalidity with respect to the five previously identified AuthenTec patents. AuthenTec filed its answer to UPEK’s complaint on February 2, 2010, denied that it infringes UPEK’s patent, asserted that UPEK does infringe the five AuthenTec patents and also asserted that UPEK misappropriated AuthenTec trade secrets. The five AuthenTec patents relate to packaging of fingerprint sensors and various features related to fingerprint sensor circuitry.

On February 17, 2010, AuthenTec filed a Motion for Partial Summary Judgment of Infringement and requested that the U.S. District Court find that UPEK products infringe Claim 13 of AuthenTec’s U.S. Patent No.: 5,940,526 (the ‘526 patent).  Claim 13 of the ‘526 patent relates to a power conservation feature of fingerprint sensors and specifies a means for conserving power by switching from a low power mode (“touch to wake”) to an increased power mode (“wake up mode”) when a user touches a portion of the sensor.  On February 23, 2010, AuthenTec filed a Motion for Summary Judgment of Non-Infringement and Invalidity of UPEK’s U.S. Patent No.: 6,028,773 (the ‘773 patent) and requested that the Court summarily resolve UPEK’s patent infringement claim against AuthenTec.  AuthenTec requested that the Court find the ‘773 patent invalid as anticipated and obvious based, in part, on AuthenTec’s public display and publication of its fingerprint sensors more than a year before the UPEK ‘773 patent was filed.  The motion also requests that the Court find that the accused AuthenTec products do not infringe any claims of the ‘773 patent.  UPEK has claimed that it asserted ‘773 patent is “foundational” to the packaging of silicon-based fingerprint sensors.  Should UPEK obtain an adverse judgment for treble damages or obtain an injunction, such judgment may have a material adverse impact on our financial condition.  Also on February 23, 2010, UPEK filed an amended complaint alleging that AuthenTec’s U.S. Patent No.: 6,049,620 (the ‘620 patent) being asserted against UPEK is unenforceable.  AuthenTec looks forward to an opportunity for the matters related to the purchase and revival of the ‘620 patent, acquired by AuthenTec from biometric industry pioneer Veridicom, to be fully briefed for the Court’s consideration.  On April 5, 2010, UPEK filed a motion to stay the litigation in regard to the ‘526 patent in view of a pending request for reexamination that UPEK filed with the U.S. Patent and Trademark Office.

On April 13, 2010, the Court issued an Order denying AuthenTec’s motions without prejudice and deferring UPEK’s motion to stay proceedings. The Court concluded that the technology and the parties’ respective legal arguments, though relatively straightforward, nonetheless were sufficiently substantial to warrant a formal claim construction hearing prior to the determination of any dispositive motions.   On April 22, 2010, AuthenTec answered UPEK’s amended complaint and counterclaimed with the assertion of additional infringement claims based on U.S. Patent No.: 6,259,804 (the ‘804 patent) and withdrawing its assertions with respect to two of the five patents identified in the original AuthenTec notice letter (U.S. Patent Nos.: 6,667,439 and 7,505,613).  UPEK filed a Motion for Sanctions on April 26, 2010, pursuant to Rule 11 of the Federal Rules of Civil Procedure, claiming that AuthenTec’s assertions of counterclaims for infringement were improper with respect to three patents (U.S. Patent Nos.: 5,953,441, 6,049,620, and 7,505,613). The following day, UPEK filed a Motion to Strike AuthenTec’s answer and amended counterclaims. A scheduling conference has not yet taken place and the discovery phase has not yet begun. Both parties have requested injunctive relief, as well as damages, prejudgment interest, and attorneys’ fees and expenses.

In addition to the federal patent infringement lawsuit filed by UPEK in California, on January 29, 2010, UPEK filed a state court action in the Court of Chancery of the State of Delaware against AuthenTec.  The Delaware action relates to UPEK's notice regarding its intent to nominate candidates for election to AuthenTec's board of directors and to propose business at the upcoming 2010 annual meeting of AuthenTec stockholders.  UPEK asked the Court to declare that its “business proposal” and its nomination of directors are in proper form and in accord with Delaware law as filed and declare that stockholders have a right to call a special meeting.  Following an expedited hearing on February 3, 2010, AuthenTec answered UPEK’s complaint on February 12, 2010, and asserted counterclaims for UPEK’s breaches of a non-disclosure agreement between us and UPEK and lack of compliance with the AuthenTec bylaws advance notice requirements. AuthenTec requested limited discovery, which the Court of Chancery granted. On April 6, 2010, the parties agreed through a joint stipulation filed with the Court of Chancery that AuthenTec shall not preclude UPEK from nominating its nominees or from presenting its business proposal at the AuthenTec annual meeting or a special meeting on the grounds that UPEK has failed to completely and truthfully provide the information required by AuthenTec’s bylaws in order to nominate directors and propose business at an annual or special meeting of the stockholders.  As a result, the claims and counterclaims related to these aspects were dismissed with prejudice. AuthenTec’s claims related to UPEK’s breach of the confidentiality agreement between the parties remain before the Chancery Court.

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on the Form 10-K for the fiscal year ended January 1, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 26, 2010, pursuant to the Asset Purchase Agreement, the Company issued 1,211,482 shares of its common stock to SafeNet as partial payment for the Business.  The Company has determined that the sale of common stock is exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), based on the representations of SafeNet contained in the Asset Purchase Agreement as to SafeNet’s investment intent and status as an “accredited investor,” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

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

The offering of the common stock resulted in net proceeds of approximately $56 million to us after deducting underwriting discounts and commissions of approximately $5.8 million and offering costs of approximately $1.6 million. The net proceeds from our initial public offering will be used for working capital and general corporate purposes, including potential acquisitions such as the acquisition of SafeNet’s Embedded Security Solutions Division. We currently have no agreements or commitments with respect to any material acquisitions.

This expected use of the net proceeds represents our current intentions based upon our present plans and business condition. The amounts and timing of our actual expenditures will depend upon numerous factors, including cash flows from operations and the anticipated growth of our business. We will retain broad discretion in the allocation and use of our net proceeds.

Item 6.	Exhibits

2.1
Asset Purchase Agreement dated February 26, 2010, by and between AuthenTec, Inc. and SafeNet, Inc. (Incorporated herein by reference to Exhibit 2.1 of AuthenTec’s Current Report on Form 8-K filed February 26, 2010).

3.1	Amended and Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 of AuthenTec’s Current Report on Form 8-K filed February 18, 2010).
3.2	Second Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.1 of AuthenTec’s Quarterly Report on Form 10-Q filed November 4, 2009).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.† †
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.† †

†	Filed herewith. †
††	Furnished herewith.

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
DATE: May 12, 2010