Form 10-Q
period 2010-07-02
AUTHENTEC INC
filed 2010-08-11
CIK 1138830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2010, 2010

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

At August 10, 2010 there were 29,931,763 shares of common stock outstanding.

AUTHENTEC, INC.

AuthenTec, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	As of
	July 2,	January 1,
	2010	2010
Assets
Current assets
Cash and cash equivalents	$14,994	$27,482
Short-term investments	24,931	24,893
Accounts receivable, net of allowances of $5 and $5, respectively	5,613	3,208
Inventory	1,729	2,245
Other current assets	1,246	1,123
Total current assets	48,513	58,951
Long-term investments	3,244	3,173
Purchased intangible assets	8,327	998
Goodwill	2,497	—
Other long-term assets	10	9
Property and equipment, net	3,601	3,048
Total assets	$66,192	$66,179

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,133	$2,458
Accrued compensation and benefits	1,526	920
Other accrued liabilities	3,923	2,418
Deferred revenue	1,524	42
Total current liabilities	11,106	5,838
Deferred rent	529	514
Total liabilities	11,635	6,352

Commitments and contingencies (see note 10)

Stockholders’ equity
Common stock, $.01 par value; 100,000 shares authorized; 29,932 and 28,722 issued and outstanding at July 2, 2010 and January 1, 2010	299	287
Additional paid-in capital	156,350	153,063
Other comprehensive loss	(149)	(195)
Accumulated deficit	(101,943)	(93,328)
Total stockholders’ equity	54,557	59,827
Total liabilities and stockholders’ equity	$66,192	$66,179

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Revenue	$10,721	$8,446	$19,897	$15,484
Cost of revenue	5,210	4,557	9,936	8,220

Gross profit	5,511	3,889	9,961	7,264

Operating expenses
Research and development	4,742	3,642	8,728	7,447
Selling and marketing	3,306	1,786	5,572	3,806
General and administrative	2,073	4,303	5,026	6,523

Total operating expenses	10,121	9,731	19,326	17,776

Loss from operations	(4,610)	(5,842)	(9,365)	(10,512)

Other income (expense):
Earnout adjustment	729	—	729	—
Impairment on investments	—	—	—	(28)
Interest income	44	89	84	265
Total other income, net	773	89	813	237

Loss before provision for income taxes	(3,837)	(5,753)	(8,552)	(10,275)

Provision for income taxes	63	—	63	—

Net loss	$(3,900)	$(5,753)	$(8,615)	$(10,275)

Net loss per common share, basic	$(0.13)	$(0.20)	$(0.29)	$(0.36)

Net loss per common share, diluted	$(0.13)	$(0.20)	$(0.29)	$(0.36)

Shares used in computing basic net loss per common share	29,912	28,658	29,532	28,652

Shares used in computing diluted net income loss per common share	29,912	28,658	29,532	28,652

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Six months ended July 2, 2010
(In thousands)
(Unaudited)

	Common stock		Additional		Accumulated other
	Number	Par	paid-in	Accumulated	comprehensive	Total
	of shares	value	capital	deficit	loss	equity
Balance, January 1, 2010	28,722	$287	$153,063	$(93,328)	$(195)	$59,827

Adjustment related to outstanding shares	(43)	-	-	-	-	-
Exercise of stock options	29	-	30	-	-	30
Issuance of restricted stock units	13	-	-	-	-	-
Stock-based compensation	-	-	1,413	-	-	1,413
Issuance of common stock in connection with the acquisition	1,211	12	2,787	-	-	2,799
Working capital adjustment in connection with the acquisition	-	-	(943)	-	-	(943)
Unrealized gain on investments	-	-	-	-	58	58
Currency translation adjustment	-	-	-	-	(12)	(12)
Net loss	-	-	-	(8,615)	-	(8,615)
Balance, July 2, 2010	29,932	$299	$156,350	$(101,943)	$(149)	$54,557

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Six months ended
	July 2, 2010	July 3, 2009
Cash flows from operating activities
Net loss	$(8,615)	$(10,275)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,261	635
Amortization of deferred rent	44	44
Increase (decrease) in bad debt provision	—	(8)
Increase in inventory provision	320	123
Stock-based compensation expense	1,413	1,649
Decrease in investment discounts/premiums	37	321
Impairment on investments	—	28
Earnout adjustment	(729)	—
Decrease (increase) in assets, net of assets acquired:
Accounts receivable	(445)	(253)
Inventory	196	2,232
Other assets	230	302
Increase (decrease) in liabilities, net of liabilities assumed:
Accounts payable	1,346	(764)
Accrued compensation and benefits and other accrued liabilities	847	2,096
Deferred revenue	477	—
Net cash used in operating activities	(3,618)	(3,870)
Cash flows from investing activities
Purchase of property and equipment	(300)	(438)
Acquisition of business	(8,500)	—
Purchase of available-for-sale investments	(5,100)	—
Redemption of available-for-sale investments	5,000	18,015
Net cash provided by (used in) investing activities	(8,900)	17,577
Cash flows from financing activities
Proceeds from exercise of stock options	30	11
Net cash provided by financing activities	30	11
Net increase (decrease) in cash and cash equivalents	(12,488)	13,718
Cash and cash equivalents, beginning of period	27,482	45,193
Cash and cash equivalents, end of period	$14,994	$58,911
Supplemental non-cash disclosures
Accrued purchase of property and equipment	$83	$194
Stock issuance in connection with the acquisition (see Note 12)	$2,799	—
Working capital adjustment in connection with the acquisition (see Note 12)	$(943)	—

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Presentation

AuthenTec, Inc. (“AuthenTec”, “our”, “we”, etc.) is a leading provider of identity, security and touch control technologies for PC, wireless device and other markets.  AuthenTec brings multiple touch-powered features including security, convenience, personalization and navigation to PCs, cell phones and many other products. AuthenTec continues to evolve from a mixed-signal semiconductor component supplier to the provider of complete solutions focused on security, identity management and touch control solutions, including smart fingerprint sensors, identity management software and IP products and services. Complementing our TruePrint smart sensors is our TrueSuite® identity management software, providing PC users secure, one-touch access to their digital identity and online social networks.  TrueSuite was introduced in 2009, and is currently integrated in AuthenTec-enabled notebook PCs being offered by the world’s PC OEMs.

In February 2010, we acquired SafeNet’s Embedded Security Solutions division, further enhancing our offering of security and identity management solutions. The Embedded Security Solutions products are used in communication and network products to ensure data privacy for businesses and individuals. With the addition of the Embedded Security Solutions’ expertise in software development, network security and secure communication, we will have the ability to offer secure end-to-end solutions, from the individual PC or cell phone all the way to the network server in the cloud.

We primarily sell our products to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs and contract manufacturers. For any manufacturing requirements, we operate a fabless manufacturing model, which is outsourced to third parties.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements include the accounts of AuthenTec, Inc and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.  In our opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended July 2, 2010 are not indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.

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

Software and technology license sales typically contain multiple elements, including the license, maintenance and/or other services.  For arrangements that include multiple elements, the fee is allocated to the various elements based on vendor specific objective evidence of fair value for software and technology licenses or objective and reliable evidence of the fair value of the undelivered items for other multiple element arrangements (collectively referred to as “VSOE”) regardless of any separate prices stated within the contract for each element.  If VSOE does not exist for all delivered elements, but VSOE exists for the undelivered elements, we apply the residual method, provided that all other applicable revenue recognition criteria are met and the fair value of all of the undelivered elements is less than the arrangement fee. Under the residual method, the arrangement fee is recognized as follows: (i) the total fair value of the undelivered elements, as indicated by VSOE, is deferred, and (ii) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Generally, in our software and software related arrangements, we have established VSOE for maintenance and therefore recognize revenue under these arrangements using the residual method when the only remaining undelivered element is maintenance.

We recognize product revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable, and (iv) collection of the resulting accounts receivable is reasonably assured.

These criteria are usually met at the time of product shipment. However, we do not recognize revenue when any significant obligations of ours remain outstanding. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents are used to verify product delivery. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectability of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

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

Goodwill and other intangible assets that have an indefinite useful life are not amortized.  Intangible assets that have a definite useful life are amortized over their estimated useful life. On an annual basis, or more frequently as needed upon certain indicators, we test goodwill and other indefinite lived intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. Determining whether impairment of indefinite lived intangibles has occurred requires an analysis of each identifiable asset. If estimates used in the valuation of each identifiable asset proved to be inaccurate based on future results, there could be additional impairment charges in subsequent periods.

2. Net Income (Loss) Per Share

We calculate net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share. Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities, which consist of common stock options, restricted stock awards and warrants to purchase common stock. The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(3,900)	$(5,753)	$(8,615)	$(10,275)

Denominator:
Denominator for basic income (loss) per share -
weighted average common shares outstanding	29,912	28,658	29,532	28,652
Effect of dilutive securities:
Stock options and restricted stock units	-	-	-	-
Warrants to purchase common stock	-	-	-	-

Denominator for diluted income (loss) per share -
weighted average common shares and potential
common shares outstanding	29,912	28,658	29,532	28,652

Basic net income (loss) per share	$(0.13)	$(0.20)	$(0.29)	$(0.36)
Diluted net income (loss) per share	$(0.13)	$(0.20)	$(0.29)	$(0.36)

Basic and diluted net losses per common share were the same for the three and six months ended July 2, 2010 and July 3, 2009 due to the net losses for such periods. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share for the three and six months ended July 2, 2010 and July 3, 2009, respectively, because their inclusion would have had an anti-dilutive effect:

	Three months ended		Six months ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(In thousands)
Options to purchase common stock and
non-vested restricted stock awards	5,170	5,055	5,167	4,385
Warrants to purchase common or preferred stock	25	25	25	25
	5,196	5,080	5,192	4,410

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

The amortized cost, gross unrealized gains and losses, and fair value of investments, by type, were as follows:

	As of
	Amortized cost		Unrealized gains/(losses)		Fair value		Maturity Range
	July 2,	January 1,	July 2,	January 1,	July 2,	January 1,
	2010	2010	2010	2010	2010	2010
	(In thousands)
U.S. Government agency notes (AFS)	$24,925	$24,873	$6	$20	24,931	$24,893	<1 year
Auction rate securities (AFS)	3,700	3,701	(456)	(528)	3,244	3,173	>6 yrs
Total	$28,625	$28,574	$(450)	$(508)	28,175	$28,066

The fair value of investments with gross unrealized losses by investment type and length of time that individual securities haven been in a continuous loss position were as follows:

	As of July 2, 2010
	Less than 12 months		12 months or greater		Total
	Fair	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized
	value	losses	value	losses	value	losses
Available-for-sale investments	(In thousands)
Auction rate securities - student loan	$—	$—	$1,115	$(271)	$1,115	$(271)
Auction rate securities - preferred stock	2,129	(185)	—	—	2,129	(185)
Total	$2,129	$(185)	$1,115	$(271)	$3,244	$(456)

	As of January 1, 2010
	Less than 12 months		12 months or greater		Total
	Fair	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized
	value	losses	value	losses	value	losses
Available-for-sale investments	(In thousands)
Auction rate securities - student loan	$—	$—	$987	$(313)	$987	$(313)
Auction rate securities - preferred stock	2,186	(215)	—	—	2,186	(215)
Total	$2,186	$(215)	$987	$(313)	$3,173	$(528)

As of July 2, 2010 and January 1, 2010, approximately $3.2 million of our $28.2 million and $28.1 million in short-term and long-term investments, respectively, were comprised of preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan backed auction rate security is a state issued note with its underlying student loans being substantially insured by the U.S. government.

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

All of our auction rate securities held at July 2, 2010 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist.

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

Level 2 inputs are defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are defined as unobservable inputs for the asset or liability. Unobservable inputs shall be developed based on the best information available in the circumstances, which might include the reporting entity’s own data.

Recurring Fair Value Measurements

At July 2, 2010, we had $38.7 million in cash equivalents, short-term and long-term investments that were subject to fair value measurements in accordance with ASC 820.

The fair values of our investments based on the level of inputs are summarized below:

	Fair Value Measurements
	As of July 2, 2010					As of January 1, 2010
Description	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)
Available-for-sale investments	(In Thousands)					(In Thousands)
Money market and treasury funds	$10,564	$10,564	$—	$—	$—	$24,031	$24,031	$—	$—	$—
U.S. Government agency notes	24,931	24,931	—	—	6	24,893	24,893	—		20
Auction rate securities	3,244	—	—	3,244	(456)	3,173	—	—	3,173	(528)
Total	$38,739	$35,495	$—	$3,244	$(450)	$52,097	$48,924	$—	$3,173	$(508)

In measuring fair value where Level 1 inputs were available, we used a single valuation technique which valued our securities based on quoted market prices. At July 2, 2010, our money market funds and U.S. Government agency funds were measured using Level 1 inputs and the fair value was based on daily observable trades.

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

At July 2, 2010, our investments in auction rate securities were measured using unobservable inputs with a fair value of $3.2 million which represented approximately eight percent (8%) of total assets subject to fair value measurements on a recurring basis. The preferred stock auction rate security was transferred to Level 3 during the three months ended January 1, 2010, because the pricing vendor utilized by our investment broker no longer valued this investment and therefore some of the inputs to measure fair value are no longer observable. Our student loan backed auction rate security with a fair value of $1.1 million at July 2, 2010 remains in Level 3. The pricing vendor utilized by our investment broker valued this investment at 21% below par value at July 2, 2010. Due to lack of market activity, the pricing vendor used unobservable inputs to value this ARS.

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the six months ended July 2, 2010:

Description	Auction Rate Securities
(In Thousands)

Beginning balance January 1, 2010	$3,173

Realized/unrealized gains and losses
Included in earnings	—
Included in other comprehensive income (loss)	71

Purchases	—
Issuances	—
Settlements	—

Transfers in/(out) of Level 3	—

Ending balance July 2, 2010	$3,244

As of July 2, 2010, we classified $3.2 million of investments in ARS as long-term due to the fact that they had experienced failed auctions. The remaining securities with the value of $24.9 million have a maturity date of twelve months or less and therefore are classified as short-term investments on our Consolidated Balance Sheet. Our money market and treasury funds with a value of $10.6 million have a maturity of ninety days or less and therefore are classified as cash and cash equivalents on our Consolidated Balance Sheet.

We did not record any other-than-temporary impairments during the three months ended July 2, 2010. We will continue to monitor these securities and may be required to record additional temporary or other-than-temporary impairment charges in the future.

 Non-recurring Fair Value Measurements

We did not have any non-financial liabilities as of July 2, 2010. Our non-financial assets are reviewed for potential impairment and considered for the need to perform an impairment test pursuant to ASC 360-40, Property Plant and Equipment, Derecognition and ASC 350, Intangibles – Goodwill and Other. We did not have any non-recurring fair value measurements during the quarter ended July 2, 2010.

5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity resulting from non-owner sources. The components of our comprehensive loss are as follows:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
	(In thousands)

Net loss	$(3,900)	$(5,753)	$(8,615)	$(10,275)
Unrealized gain on AFS investments	59	68	58	140
Currency translation adjustment	(12)	—	(12)	—
Comprehensive loss	$(3,853)	$(5,685)	$(8,569)	$(10,135)

6. Inventory

	As of
	July 2,	January 1,
	2010	2010
	(In thousands)
Work-in-process	$2,094	$2,077
Finished goods	1,249	1,704
Valuation allowance	(1,614)	(1,536)
	$1,729	$2,245

7. Property and Equipment

		As of
	Useful Life	July 2,	January 1,
	(Years)	2010	2010
		(In thousands)

Production and lab equipment	3 - 8	$4,899	$4,660
Computer equipment	3 - 5	1,405	1,199
Office furniture and fixtures	3	554	527
Computer software	3 - 5	858	872
Internally developed software	5	776	—
Leasehold improvements	3 - 6	1,189	1,191
		9,681	8,449
Less: Accumulated depreciation		(6,080)	(5,401)
		$3,601	$3,048

Depreciation expense was approximately $679,000 and $630,000 for the six months ended July 2, 2010 and July 3, 2009, respectively.

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

The following table presents a reconciliation of our product warranty liability, which is included in other accrued liabilities in the consolidated balance sheets:

	Three months ended		Six months ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(In thousands)
Balance — beginning of period	$183	$184	$174	$215
Reversals of warranty liabilities	(151)	(11)	(141)	(41)
Costs incurred	(20)	(2)	(21)	(3)
Balance — end of period	$12	$171	$12	$171

9. Goodwill and Intangible Assets

The following table summarizes the activity related to the carrying value of our goodwill at July 2, 2010:

	Reportable Segments

	Smart Sensor Solutions	Embedded Security Solutions	Consolidated
	(In thousands)

Goodwill at January 1, 2010	$-	$-	$-
Goodwill resulting from acquisition (Note 12)	-	2,497	2,497
Impairment	-	-	-
Goodwill at July 2, 2010	$-	$2,497	$2,497

At July 2, 2010, purchased intangible assets consisted of the following:

	Gross carrying value	Accumulated Amortization	Net Book Value
	(In thousands)

Patents subject to amortization (6-19 years)	$1,050	$97	$953
Developed technology subject to amortization (5-6 years)	3,654	217	3,437
Customer relationships subject to amortization (6-7 years)	1,441	74	1,367
Integrated circuit distribution agreement subject to amortization (5 years)	2,231	207	2,024
Non-compete agreement subject to amortization (5 years)	585	39	546
Total	$8,961	$634	$8,327

At January 1, 2010, purchased intangible assets consisted of the following:

	Gross carrying value	Accumulated Amortization	Net Book Value
	(In thousands)

Patents subject to amortization (6-19 years)	$1,050	$52	$998

Amortization expense for intangible assets amounted to approximately $582,000 and $5,000 for the six months ended July 2, 2010 and July 3, 2009, respectively. The weighted average amortization period is 5.5 years. The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending January 2, 2015 is as follows:

(In thousands)
Fiscal year	Amount
2010	$873
2011	1,744
2012	1,748
2013	1,746
2014	1,673
Total	$7,784

10. Commitments

Legal Proceedings

AuthenTec is the defendant/counter-claimant in a federal lawsuit currently pending in the U.S. District Court for the Northern District of California (the “Court”) with UPEK, Inc. (“UPEK”).  Following a letter providing notice to UPEK that its products infringed the claims of five AuthenTec U.S. patents and expressing its concerns about UPEK’s trade secret misappropriation, together with an invitation to enter into negotiation of the issues, UPEK filed a complaint with the Court on January 29, 2010, alleging that AuthenTec infringes U.S. Patent No.: 6,028,773 (the ‘773 patent) and seeking a judicial declaration of non-infringement and/or invalidity of the identified AuthenTec patents. The five AuthenTec patents are U.S. Patent Nos.: 6,667,439 (the ‘439 patent); 5,940,526 (the ‘526 patent); 7,505,613 (the ‘613 patent); 5,953,441 (the ‘441 patent); and 6,049,620 (the ‘620 patent).  On February 2, 2010, AuthenTec answered the complaint, denied that it infringes UPEK’s ‘773 patent, and counterclaimed, alleging that UPEK infringes the ‘439, ‘526, ‘441, ‘613 and‘620 patents and is liable for misappropriation of trade secrets.  On April 22, 2010, AuthenTec asserted additional infringement claims based on U.S. Patent No.: 6,259,804 and withdrawing its assertions with respect to two of the five patents identified in the original AuthenTec notice letter (the ‘439 and ‘613 patents).  On July 22, 2010, the Court granted a UPEK motion to add new claims for infringement of three additional patents: U.S. Patent Nos.: 6,555,888, 6,440,814, and 6,661,631.  All of the patents in the lawsuit relate to packaging of fingerprint sensors or various features related to fingerprint sensor circuitry.  Both parties have requested injunctive relief, as well as damages, prejudgment interest, and attorneys’ fees and expenses.

A case management conference took place on May 28, 2010, the discovery phase related to claim construction has begun, and a claim construction hearing on all the patents pending in the lawsuit has been set for October 28, 2010.  The legal dispute with UPEK comes amid UPEK's unsolicited January 29, 2010 proposal to combine the two businesses, which UPEK abandoned when it announced in its July 1, 2010 press release that it had terminated its proxy solicitation and merger proposal.

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

11. Stock-Based Compensation

A summary of the stock options activity for the six months ended July 2, 2010 is presented below:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of January 1, 2010	4,825	$4.00
Granted	256	2.42
Forfeited	(188)	6.38
Exercised	(29)	1.09
Outstanding as of July 2, 2010	4,864	$3.84

The total intrinsic value of options exercised during the six months ended July 2, 2010 was approximately $46,000.

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

A summary of the restricted stock activity for the six months ended July 2, 2010 is presented below:

		Weighted
	Number of	Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Outstanding as of January 1, 2010	268	$4.22
Granted	8	2.45
Forfeited	(7)	13.13
Vested/Issued	(19)	12.67
Outstanding as of July 2, 2010	250	$3.24

The total intrinsic value of restricted stock units vested during the six months ended July 2, 2010 was approximately $53,000.

The total unrecognized stock-based compensation for stock option and restricted stock awards accounted for under ASC 718 was approximately $4,399,000 as of July 2, 2010. These awards had a remaining weighted-average period over which they are expected to be recognized of 2.0 years as of July 2, 2010.

The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values were based on estimates at the date of grant as follows:

	Three months ended		Six months ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Grant Date Fair Value	$1.63	$0.68	$1.45	$0.83
Expected life (in years)	4.5	1.0	4.5	4.2
Risk free rate	1.8%	0.5%	2.1%	1.5%
Volatility	75%	98%	76%	73%
Dividend yield	0%	0%	0%	0%
Estimated forfeiture rate	12%	10%	12%	10%

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

The total consideration paid by us for the business is summarized below:

(In thousands)
Cash	$8,500
Common Stock (1)	2,799
Earn Out (2)	729
Working capital receivable (3) (4)	(943)
Total Consideration	$11,085

(1)	Represents 1,211,482 shares issued at $2.31 price per share
(2)	Represents estimated earn out amount based on probability, at the time of acquisition
(3)
Represents estimated working capital adjustment. Once the amount is finalized, consideration for the working capital agreement will be provided through the return of a portion of the shares issued to the seller at a price of $2.35 per share, as specified in the Asset Purchase Agreement.

(4)	Working capital receivable has been adjusted by approximately $168,000 from $775,000 which was reported as of April 2, 2010.

During the six months ended July 2, 2010, we recorded a non-cash transaction in our Common Stock and Additional-Paid-In Capital accounts for the approximate amount of $2,799,000, to reflect issuance of 1,211,482 shares of our common stock in connection with our acquisition of SafeNet’s Embedded Security Solutions division, completed on February 26, 2010. The closing price of our common stock on the NASDAQ Global Market on the date of the acquisition was $2.31.

The shares of common stock issued is subject to increase or decrease based on meeting a  closing date minimum working capital requirement of approximately $1.7 million as defined in the purchase agreement.  Based on the preliminary closing working capital calculations, Safenet would be required to surrender a portion of the share consideration previously issued estimated at approximately $943,000 or 401,277 common shares.  As of April 2, 2010 we reflected a $775,000 working capital receivable as a reduction to Additional-Paid-In Capital in our Consolidated Statement of Stockholders’ Equity. This amount was increased by $168,000 to $943,000 during the three months ended July 2, 2010. The working capital receivable has not been finalized at July 2, 2010. We anticipate to settle the remaining differences in the near future.

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

The principal factor that resulted in recognition of goodwill was that the purchase price for the acquisition was based in part on cash flow projections assuming the integration of any acquired technology and products with our products, which is of considerably greater value than utilizing each of the acquired company’s technology or products on a standalone basis. Our goodwill also includes value assigned to assembled workforce which cannot be recognized as intangible asset.

The contingent payment may be due by us if certain revenue targets are achieved by our Embedded Security Solutions segment during the earn out period. The revenue target calculation requires accumulated Embedded Security Solutions annual revenue to reach $20 million, adjusted for certain deferred revenue items and pro-rated for the length of the earn out period. We estimated the fair value of the contingent payment based on financial projections of the acquired business and estimated probabilities of achievement. We believe that our estimates and assumptions are reasonable, but there is significant judgment involved. As of April 2, 2010, the fair value of the contingent consideration arrangement of $0.7 million was determined using the income approach with significant inputs that were not observable in the market. Key assumptions included discount rates consistent with the level of risk of achievement and probability-adjusted revenue amounts. At July 2, 2010 we reevaluated contingent consideration based on the actual results to date as well as updated financial projections. We determined that the minimum required revenue target could not be achieved during the earn out period and therefore no contingent consideration will be due. As a result of this determination, we reversed the earn out liability of $0.7 million and recorded the change in Other Income (Expense) caption of our Consolidated Statement of Operations. The contingent consideration is subject to further changes based on the actual results and future adjustments, if any, will be recorded in our Consolidated Statement of Operations. In addition to the purchase price, we incurred $0.7 million in acquisition related costs, which were expensed as incurred and recorded in the General and Administrative caption of our Consolidated Statement of Operations for the six months ended July 2, 2010, in accordance with ASC 805, Business Combinations. We recorded $0.3 million of the acquisition costs during the three months April 2, 2010 and $0.4 million of the acquisition costs during the three months ended July 2, 2010.

The following table summarizes the estimated allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the SafeNet’s Embedded Security Solutions division acquisition. The allocation of the purchase price is based on a preliminary valuation which is anticipated to be finalized in the near future:

	Valuation at acquisition date February 26, 2010
	As reported in Q1	Adjustments	Reported in Q2
	(In thousands)
Assets
Accounts receivable, net	$1,960	$-	$1,960
Prepaid and other current assets	354	-	354
Property and equipment, net **	689	242	931
Goodwill **	3,095	(598)	2,497
Purchased intangible assets **	7,555	356	7,911
Total assets acquired	13,653	-	13,653
Liabilities
Accounts payable	(328)	-	(328)
Accrued liabilities *	(987)	(168)	(1,155)
Other liabilities	(80)	-	(80)
Deferred revenue	(1,005)	-	(1,005)
Total liabilities assumed	(2,400)	(168)	(2,568)
Purchase price	$11,253	$(168)	$11,085

* Adjustments related to the working capital true ups
** Adjustments related to changes in valuation assumptions related to allocation of revenue streams

Purchased intangible assets increased by $0.4 million and goodwill decreased by $0.6 million from the estimated amounts reported in our quarterly report for the three months ended April 2, 2010 as a result of changes in the valuation.

We also anticipate further changes in the opening balances as well as working capital receivable as a result of the final valuation changes.

Intangible Assets

In our determination of the fair value of the intangible assets we considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of SafeNet’s products. The fair values of identified intangible assets were calculated considering market participant assumptions and using an income approach and estimates and assumptions provided by SafeNet’s and our management. The following table sets forth the components of identified intangible assets associated with the SafeNet’ Embedded Security Solutions division acquisition and their estimated weighted average useful lives:

	Weighted Average Useful Life	Fair value
		(In thousands)
Developed technology	5.6 years	$3,654
Customer relationships	6.6 years	1,441
Integrated circuit distribution agreement	5 years	2,231
Non-compete agreement	5 years	585
Total		$7,911

The changes from the amounts reported at April 2, 2010 were the result from the continuing refinement in the valuation.

Developed technology consists of the QuickSec Embedded Security toolkits, SafeXcel IP Cores and DRM Solutions. Developed technology represents the fundamental technology that survives multiple product iterations and has passed technological feasibility.

Customer relationships represent future projected revenue that will be derived from sales of future versions of existing products to existing customers of the acquired company. Embedded Security Solutions portfolio of software and hardware products is used in communication and network products to ensure data privacy for businesses and individuals. Products are typically embedded in the end user products of our customers.

Integrated circuit (“IC”) distribution agreement represents part of the transaction where AuthenTec was authorized as the exclusive supplier of SafeNet’s SafeXcel security processor ICs. In the original negations, SafeNet was to outsource the manufacturing of the ICs to a third party and AuthenTec would be responsible for sales, marketing, and distribution. After further negotiations, parties came to an agreement that AuthenTec will take over the manufacturing process completely and will operate the business using fabless semiconductor business model, outsourcing manufacturing to third parties. As of July 2, 2010, the agreement has not been finalized.

Non-compete agreement. In conjunction with the close of the acquisition, SafeNet signed a non–compete agreement. The value of the SafeNet business could be materially diminished without the non-compete agreement which prevents SafeNet from competing in restricted territories for a period of five years from the acquisition date.

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

Supplemental Pro Forma Data (Unaudited)

The following unaudited pro-forma financial information for the three and six months ended July 2, 2010 and July 3, 2009 represent the combined results of our operations as if the SafeNet acquisition had occurred on January 3, 2009. The unaudited pro forma results reflect certain adjustments related to the acquisition such as increased amortization expense on acquired intangible assets resulting from the preliminary fair valuation of assets acquired. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had we constituted a single entity during such period.

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(In thousands)
Revenue	$10,721	$12,591	$21,960	$25,420
Net loss	(3,900)	(5,323)	(9,330)	(8,130)

Net loss per common share, basic and diluted	$(0.13)	$(0.19)	$(0.33)	$(0.28)

13. Segment Information

Segment reporting, under the guidance of ASC 280, Segment Reporting, requires disclosures of certain information regarding reportable segments, products and services, geographic areas of operation and major customers. Segment reporting is based upon the “management approach”, which requires management to organize the company’s reportable segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

•
Embedded Security Solutions include complete, standards-based, server-side digital rights management (“DRM”) software and toolkits for mobile operators, service providers, platform integrators, as well as client-side DRM solutions for device manufacturers and semiconductors, software application and platform vendors. The Embedded Security Solutions portfolio also includes QuickSec IP security (IPsec) and MAC security (MACsec) toolkits as well as semiconductor intellectual property (IP) and security processors for enterprise and telecom grade security equipment. In addition, Embedded Security Solutions grants licenses, which include certain patent rights of our portfolio, and collects license fees and royalties in partial consideration for such licenses.

            We evaluate the performance of our segments based on operating income (loss).Our Chief Executive Officer does not review any information regarding total assets on an operating segment basis. The accounting policies for segment reporting are the same as for AuthenTec as a whole. The table below presents revenues and operating loss for reportable segments:

	Reportable segments
	Smart Sensor Solutions	Embedded Security Solutions	Consolidated
	(In thousands)
Three months ended July 2, 2010
Net revenue	$7,944	$2,777	$10,721
Operating loss	(3,840)	(770)	(4,610)

Three months ended July 3, 2009
Net revenue	8,446	-	8,446
Operating loss	(5,842)	-	(5,842)

Six months ended July 2, 2010
Net revenue	16,177	3,720	19,897
Operating loss	(8,358)	(1,007)	(9,365)

Six months ended July 3, 2009
Net revenue	15,484	-	15,484
Operating loss	$(10,512)	-	$(10,512)

The following table is based on the geographic location of OEMs, ODMs and the distributors which purchased our products. For shipments to ODMs, contract manufacturers or distributors, their geographic location may be different from the geographic locations of the ultimate end customers. For the three months ended July 2, 2010 and July 3, 2009, revenue generated from international customers accounted for approximately 88% and 95% of total revenue, respectively. For the six months ended July 2, 2010 and July 3, 2009, revenue generated from international customers accounted for approximately 90% and 94% of total revenue, respectively.

The majority of our revenue is denominated in U.S. dollars, however we do generate revenue that is denominated in other currencies, mostly Euros and Japanese Yen.

	Three months ended				Six months ended
	July 2,		July 3,		July 2,		July 3,
	2010		2009		2010		2009
	Revenue $	% of total	Revenue $	% of total	Revenue $	% of total	Revenue $	% of total
	(In thousands)				(In thousands)

Asia/Pacific	$4,724	44%	$5,944	71%	$10,628	53%	$10,046	65%
Japan	4,037	37	1,856	22	6,323	32	3,905	25
United States	1,280	12	443	5	1,945	10	939	6
Europe	399	4	7	0	669	3	24	0
Canada	281	3	196	2	332	2	570	4
	$10,721	100%	$8,446	100%	$19,897	100%	$15,484	100%

% Int'l	88%		95%		90%		94%

The following table is based on the geographic location of our net long-lived assets:

	As of
	July 2,	January 1,
	2010	2010
	(In thousands)

Asia Pacific	$1,408	$1,508
Japan	10	23
United States	1,304	1,517
Europe	879	-
Total	$3,601	$3,048

14. Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, which updates the guidance currently included under topic ASC 605-25, Multiple Element Arrangements. ASU 2009-13 relates to the final consensus reached by FASB on a new revenue recognition guidance regarding revenue arrangements with multiple deliverables. The new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new accounting guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. We are currently evaluating the potential impact, if any, of the new accounting guidance on our consolidated financial statements.

In October 2009, FASB issued ASU No. 2009-14, Topic 985: Certain Revenue Arrangements That Include Software Elements (a Consensus of the FASB Emerging Issues Task Force Issue (EITF)). ASU No. 2009-14 modifies ASC 985-605, Software Revenue, to exclude tangible products that include software and non-software components that function together to deliver the product's functionality. This updated guidance will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted. We are currently evaluating the potential impact, if any, of the new accounting guidance on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 210-06, Topic 820: Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements, which updates the Codification to require new disclosures for assets and liabilities measured at fair value.  The requirements include expanded disclosure of valuation methodologies for fair value measurements, transfers between levels of the fair value hierarchy, and gross rather than net presentation of certain changes in Level 3 fair value measurements.  The updates to the Codification contained in ASU No. 2010-06 were effective for interim and annual periods beginning after Dec. 15, 2009, except for requirements related to gross presentation of certain changes in Level 3 fair value measurements, which are effective for interim and annual periods beginning after Dec. 15, 2010.  We implemented the portions of the guidance required on Jan. 2, 2010, and the implementation did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No.2010-09, Topic 855: Subsequent Events. As a result of ASU No. 2010-09, SEC registrants will no longer disclose the date through which management evaluated subsequent events in the financial statements, either in originally issued financial statements or reissued financial statements.  The guidance in ASU No. 2010-09 is effective immediately.  We adopted ASU 2010-09 and it did not have a material effect on our current financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Topic 650: Revenue Recognition – Milestone Method. This update provides guidance on defining a milestone as well as the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption of ASU 2010-17 is permitted. We do not anticipate that the adoption of ASU 2010-17 will have a material impact on our consolidated financial statements.

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

Chris Fedde, one of our directors, is also the President and Chief Operating Officer and a director of SafeNet.  The Asset Purchase Agreement and the transactions contemplated therein, including the consideration to be paid by us for SafeNet’s Embedded Security division, were unanimously approved by the disinterested directors of the Company, who were fully informed of Mr. Fedde’s positions with SafeNet.  The disinterested directors unanimously determined that the acquisition terms were fair and reasonable to the Company and our stockholders and that it was in the best interests of the Company and our stockholders to effect the transactions contemplated by the Asset Purchase Agreement.

 ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to our unaudited consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 1, 2010. Except for the historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to expected future results and business trends that are based upon our current estimate, expectations, and projections about the industry, and upon our beliefs, and certain assumptions we have made that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “guidance,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “prospects,” “outlook,” “forecast,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: the timely introduction of new products, demand for, and market acceptance of, new and existing fingerprint sensors in the PC and wireless markets, our ability to secure design wins and these design wins leading to future production, the adoption of our sensors in other applications outside of PC notebooks and wireless devices, the rate at which we increase our activity and opportunities in the wireless market, changes in product mix, the actions of existing or future competitors, the impact of litigation and the impact of the macroeconomic trends on our served markets, as well as other risks detailed from time to time in our SEC filings, including Part I, item 1A of our Annual Report on Form 10-K for the year ended January 1, 2010. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

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

We primarily sell our products to OEMs, ODMs, or contract manufacturers. Our customers’ products are complex and require significant time to define, design and ramp to volume production. Our sales cycle begins with our selling and marketing staff and application engineers engaging with our customers’ system designers and management, which is typically a multi-month, or even multi-year, process. If we are successful, a customer will decide to incorporate our solution in its product, which we refer to as a design-win.  There is no assurance that a design-win will make it to full production as the product we are designed into could be cancelled for any number of reasons by the customer.  Because the sales cycles for our products are long, we incur expenses to develop and sell our products, regardless of whether we achieve the design-win and well in advance of generating revenue, if any, from those expenditures. We do not have long-term purchase commitments from any of our customers, as sales of our products are generally made under individual purchase orders. However, once one of our products, software or IP cores is incorporated into a customer’s design, it is likely to remain in that product for the life cycle of that product. We believe this to be the case because a redesign of a product already in production would generally be both time-consuming and expensive.   In September 2008, we issued a press release and held a conference call which, in part, disclosed the loss of a 2009 design-in opportunity at one of our significant PC customers. As a result, we expect our revenue to decline sequentially in the third quarter from the second quarter of 2010.

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

•
Outside of Japan, wireless network carriers are still evaluating the value proposition of integrating fingerprint sensors into devices sold for use on their networks. We expect eventual widespread integration of fingerprint sensors into wireless devices; however, the timing of adoption by wireless network carriers, if at all, will have a significant impact on our future revenues. In response, we are working with wireless device manufacturers to accelerate adoption of fingerprint sensors by highlighting our Power of Touch features such as personalization and navigation.  We are starting to see results of our efforts such as the eXpo® smartphone – the first fingerprint enabled phone in the United States, introduced by LG Electronics, Inc. and AT&T Corporation in late 2009. In addition, we are focused on improving the durability and aesthetics of our sensors for wireless devices through continued development of our new TouchStone packaging technology. In February 2010, we introduced the AES1750, first smart sensor for the mobile systems market, which is to take full advantage of AuthenTec’s new TouchStone packaging technology.

•
Weak macroeconomic conditions impacted customer demand in 2009 and continues to impact demand in the first half of 2010, resulting in a sequential decline in revenue and a net loss, as compared to fiscal 2008. We have and continue to take actions to reduce our expenses to minimize losses.

•
On February 26, 2010 we acquired SafeNet, Inc.’s Embedded Security Solutions division in a cash and stock transaction.  This acquisition further strengthens our offering of security and identity management solutions. Please see “Note 12 – Business Acquisition” in our Notes to Consolidated Financial Statements for further discussion related to this matter.

•
We anticipate our revenue in the PC market to decline sequentially in the third quarter from the second quarter of 2010 due to the effect of certain design losses in our Smart Sensor Solutions segment.

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

Our gross margin has been and will continue to be affected by a variety of factors, including average selling prices of our products, product mix, and timing of cost reductions for outsourced manufacturing services, inventory write downs and the timing and changes in production yields. In addition, we tend to experience lower yields on the initial production release of a new product. Following the acquisition of SafeNet Embedded Security division, our margins will be subject to fluctuation due to the mix of revenue between our operating segments as a result of the substantially higher margin products in the Embedded Security Solutions segment.

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

General and administrative expenses. General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit, tax compliance fees, allocated facilities expense, and stock-based compensation under ASC Topic 718, Compensation – Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees . We believe that general and administrative expenses could decrease in absolute dollars in fiscal 2010 due to lower litigation related costs.

Other income (expense) net. Other income (expense) net includes interest income earned on our short term and long term investments of cash and cash equivalents,  realized and other-than-temporary unrealized losses on our available-for-sale investments and the earn out adjustment arising from the change in contingent consideration associated with business acquisition.

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

Our critical accounting policies as of July 2, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended January 1, 2010, except for the following:

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

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Revenue	100%	100%	100%	100%
Cost of revenue	49	54	50	53

Gross margin	51	46	50	47

Operating expenses
Research and development	44	43	44	48
Selling and marketing	31	21	28	25
General and administrative	19	51	25	42

Total operating expenses	94	115	97	115

Loss from operations	(43)	(69)	(47)	(68)

Total other income (expense), net	7	1	4	2

Provision for income taxes	—	—	—	—

Net loss	(36%)	(68%)	(43%)	(66%)

Comparison of the Three and Six Months Ended July 2, 2010 and July 3, 2009

On February 26, 2010, we acquired SafeNet’s Embedded Security Solutions division. Results of operations of this division were included in our consolidated results from the date of acquisition in the Embedded Security Solutions segment.

Revenue. Our consolidated revenue was $10.7 million for the three months ended July 2, 2010 as compared to $8.4 million for the three months ended July 3, 2009, an increase of $2.3 million, or 27% due to the addition of the new Embedded Security Solutions segment during the first quarter of 2010 primarily as a result of the acquisition of SafeNet’s Embedded Security Solutions, or “ESS”, division. Our Embedded Security Solutions revenue consists primarily of technology licenses, royalty revenue, support and maintenance as well as shipments of integrated circuit chips. While Embedded Security Solutions added $2.8 million in revenue for the three months ended July 2, 2010, our revenue in Smart Sensor Solutions segment declined by $0.5 million, or six percent (6%) as compared to the same period last year. This decrease in Smart Sensor revenue was primarily due to previously announced PC OEM transitions of notebook models on the Intel Capella platform, offset by increased sales of wireless products during the quarter to support the ramp-up of new AuthenTec-enabled smartphone models in Japan and China.

Our consolidated revenue was $19.9 million for the six months ended July 2, 2010 as compared to $15.5 million for the six months ended July 3, 2009, an increase of $4.4 million, or 29%. The sddition of the Embedded Security Solutions segment contributed to the majority of the increase. Our Smart Sensor Solutions revenue increased by $0.7 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009. While our PC revenue declined, the growth in the wireless and access control markets resulted in the overall increase in revenue in our Smart Sensor segment.

Following is an analysis of revenue by reportable segment:

	Three Months Ended			Six Months Ended
	July 2, 2010	July 3, 2009	% Change	July 2, 2010	July 3, 2009	% Change
	(In thousands)			(In thousands)
Smart Sensor Solutions	$7,944	$8,446	-6%	$16,177	$15,484	4%
Embedded Security Solutions	2,777	-	100%	3,720	-	100%
Consolidated	$10,721	$8,446	27%	$19,897	$15,484	29%

We are expecting our Smart Sensor Solutions revenue in the PC market to decline sequentially in the third quarter from the second quarter of 2010 and for the remainder of the year as we anticipate the full impact of the transition of PC OEM notebooks to Intel Capella based platforms to be seen in the second half of the year. While we expect our revenue in the wireless market to grow sequentially in the third quarter from the second quarter of 2010, we do not anticipate that it will fully offset decreased shipments to our PC customers.

Cost of revenue and gross margin. Our cost of revenue was $5.2 million for the three months ended July 2, 2010 as compared to $4.6 million for the three months ended July 3, 2009, resulting in a gross profit of $5.5 million for the three months ended July 2, 2010 as compared to $3.9 million for the three months ended July 3, 2009, an increase of $1.6 million, or 41%. Consolidated gross margin was 51% in the three months ended July 2, 2010 as compared to 46% in the three months ended July 3, 2009.

The Smart Sensor Solutions segment gross margin was 45% in the three months ended July 2, 2010 as compared to 46% in the same time frame last year. Lower average selling prices (“ASPs”) reduced revenue by three percent (3%) which contributed to the lower gross margin. The effect of the decline in ASPs was largely offset by changes in product mix of higher margin products and certain warranty reserve reversals. Higher margin products were mostly attributable to the sales of Atrua inventory parts acquired in the second quarter of last year as part of our acquisition of certain assets of Atrua. Due to the uncertainty of future revenue at the time of purchase, a portion of this inventory was not valued. The subsequent shipment of the no cost parts resulted in higher profit margins in the three months ended July 2, 2010.  We have remaining finished goods and work-in-progress inventory associated with Atrua parts and we anticipate to ship part of it in the second half of 2010 which will favorably affect our profit margin. We also reversed a warranty accrual associated with one of our wireless customers due to warranty period lapse during the three months ended July 2, 2010.

Embedded Security Solutions segment gross margin was 70% in the three months ended July 2, 2010. The higher profit margin in this segment is primarily due to revenue from software licensing fees and royalties that contain no or minimal product costs. Cost of goods in the Embedded Security Solutions segment is mostly comprised of the manufacturing costs associated with the integrated circuit chips, amortization expense as a result of acquired amortizable intangible assets and technical support costs. Depending on the revenue partition between hardware and software, profit margin may vary between periods. We anticipate software revenue to contribute to a higher percentage of total Embedded Security Solutions sales in the future, which would increase profit margin.

Our cost of revenue was $9.9 million for the six months ended July 2, 2010 as compared to $8.2 million for the six months ended July 3, 2009, resulting in a gross profit of $10.0 million for the six months ended July 2, 2010 as compared to $7.3 million for the six months ended July 3, 2009, an increase of $2.7 million, or 37%. The increase in the gross profit dollars was primarily related to the addition of Embedded Security Solutions segment during the first quarter of 2010. Consolidated gross margin was 50% in the six months ended July 2, 2010 as compared to 47% in the six months ended July 3, 2009.

The Smart Sensor Solutions segment gross margin was 45% in the six months ended July 2, 2010 as compared to 47% in the same time frame last year. The weakened gross margin was mostly attributable to the overall decline in ASPs which resulted in six percent (6%) reduction of revenue as well as less favorable yield variances associated with introduction of new products in 2010. The decline in gross margin was somewhat offset by changes in product mix of higher margin products mostly associated with sales of Atrua inventory parts acquired in the second quarter of last year as part of our acquisition of certain assets of Atrua. We have remaining finished goods and work-in-progress inventory associated with Atrua parts and we anticipate to ship part of it in the second half of 2010 which will favorably affect our profit margin. We also reversed a warranty accrual associated with one of our wireless customers due to warranty period lapse.

The Embedded Security Solutions segment gross margin was 71% in the six months ended July 2, 2010 which consists of only four months of transactions since the date of the acquisition which occurred February 26, 2010. The higher profit margin in this segment is primarily due to revenue from software licensing fees and royalties that contain no or minimal cost of products. Cost of goods in the Embedded Security Solutions segment mostly comprises of the manufacturing costs associated with the integrated circuit chips, amortization expense as a result of acquired amortizable intangible assets and technical support costs. Depending on the revenue partition between hardware and software, profit margin may vary between periods.

Research and development expenses. Research and development expenses were $4.7 million for the three months ended July 2, 2010 as compared to $3.6 million for the three months ended July 3, 2009, an increase of $1.1 million, or 31%. Research and development expenses were 44% and 43% of revenue for the three months ended July 2, 2010 and July 3, 2009, respectively. The increase in the second quarter of 2010 was primarily due to the increased research and development expenses as a result of the acquisition of the Embedded Security Solutions segment. Research and development expenses attributable to the Smart Sensor Solutions segment decreased by $0.3 million mostly due to a decrease in direct materials of $0.4 million as a result of timing of wafer mask set purchases; offset by an increase in personnel and related costs of $0.1 million. Research and development expenses associated with Embedded Security Solutions segment were $1.4 million for the three months ended July 2, 2010 and consisted predominantly of engineering labor and related personnel costs as well as amortization of purchased intangible assets acquired in that business.

Research and development expenses were $8.7 million for the six months ended July 2, 2010 as compared to $7.4 million for the six months ended July 3, 2009, an increase of $1.3 million, or 18%. Research and development expenses were 44% and 48% of revenue for the six months ended July 2, 2010 and July 3, 2009, respectively. Similar as described in the quarter over quarter results, the increase was related to the addition of the Embedded Security Solutions segment. Research and development expenses attributable to the Smart Sensor Solutions segment decreased by $0.6 million mostly due to a decrease in direct materials of $0.4 million as a result of fewer wafer mask set purchases as well as lower outside contractor spending of $0.2 million due to tighter cost management. Research and development expenses associated with Embedded Security Solutions segment were $1.9 million for the six months ended July 2, 2010 and represent four months of activity after the acquisition on February 26, 2010. These expenses consisted mainly of engineering labor and related personnel costs as well as amortization of purchased intangible assets.

Selling and marketing expenses. Selling and marketing expenses were $3.3 million for the three months ended July 2, 2010, as compared to $1.8 million for the three months ended July 3, 2009, an increase of $1.5 million, or 83%. Selling and marketing expenses were 31% and 21% of revenue for the three months ended July 2, 2010 and July 3, 2009, respectively. The selling and marketing expenses for Smart Sensor Solutions segment increased by $0.2 million primarily due to an increase in personnel costs of $0.2 million as a result of hire of our VP of Worldwide Sales in the beginning of 2010 as well as certain severance payouts incurred in the second quarter due to reduction in headcount. The selling and marketing expenses for the Embedded Security Solutions segment were $1.3 million and were mostly associated with labor and personnel related costs, travel as well as amortization of purchased intangible assets. Labor and personnel costs for the Embedded Security Solutions segment also included one time severance charge related to a termination of $0.3 million incurred in the second quarter of 2010.

Selling and marketing expenses were $5.6 million for the six months ended July 2, 2010, as compared to $3.8 million for the six months ended July 3, 2009, an increase of $1.8 million, or 47%. Selling and marketing expenses were 28% and 25% of revenue for the six months ended July 2, 2010 and July 3, 2009, respectively. The selling and marketing expenses for Smart Sensor Solutions segment increased by $0.2 million primarily due to an increase in personnel costs of $0.4 million as a result of hire of our VP of Worldwide Sales and certain severance payout incurred in the second quarter due to management changes; offset by lower spending on outside contractors of $0.1 million and reduced travel expenses of $0.1 million. The selling and marketing expenses for the Embedded Security Solutions segment were $1.6 million and were mostly associated with labor and personnel related costs, travel as well as amortization of purchased intangible assets. Labor and personnel costs for the Embedded Security Solutions segment also included one time severance charge of $0.3 million incurred in the second quarter of 2010.

General and administrative expenses. General and administrative expenses were $2.1 million for the three months ended July 2, 2010 as compared to $4.3 million for the three months ended July 3, 2009, a decrease of $2.2 million, or 52%. General and administrative expenses were 19% and 51% of revenue for the three months ended July 2, 2010 and July 3, 2009, respectively. General and administrative expenses decreased by $2.3 million in the Smart Sensor Solutions segment predominately as a result of a litigation charge of $2.3 million recorded in the second quarter of 2009 associated with Atrua litigation dismissal and a $0.2 million payment received in the three months ended July 2, 2010 from funds escrowed as part of the Atrua Asset Purchase relating to a settlement agreement. Acquisition related costs increased by $0.3 million for the three months ended July 2, 2010 as compared to the same time frame last year due to costs incurred related to the acquisition of SafeNet Embedded Security Solutions division. This increase was offset by lower outside contractor spending of $0.1 million related to outside legal fees. The general and administrative expenses for the Embedded Security Solutions segment were approximately $40,000 for the three months ended July 2, 2010 and were related to outside legal fees.

General and administrative expenses were $5.0 million for the six months ended July 2, 2010 as compared to $6.5 million for the six months ended July 3, 2009, a decrease of $1.5 million, or 23%. General and administrative expenses were 25% and 42% of revenue for the six months ended July 2, 2010 and July 3, 2009, respectively. General and administrative expenses decreased by $1.6 million in the Smart Sensor Solutions segment primarily as a result of a decrease in litigation related expenses of $2.3 million associated with a charge recorded in the second quarter of 2009 relating to the dismal of the patent lawsuit with Atrua and a $0.2 million payment received in the three months ended July 2, 2010 from funds escrowed as part of the Atrua Asset Purchase relating to a settlement agreement. Outside legal fees decreased by $0.5 million and audit related fees decreased by $0.2 million. These decreases were offset by an increase in acquisition related costs of $1.0 million and $0.7 million of costs incurred related to litigation activities. The general and administrative expenses for the Embedded Security Solutions segment were $0.1 million for the six months ended July 2, 2010 and were related to outside legal fees.

Other income (expense), net. Other income (expense), net increased by $0.7 million to a net other income of $0.8 million for the three months ended July, 2010 mostly attributable to the reversal of the earnout liability associated with the contingent consideration related to the acquisition of SafeNet’s Embedded Security Solutions division.

Other income (expense), net increased by $0.6 million to a net other income of $0.8 million for the six months ended July 2, 2010 mostly attributable to the reversal of the earnout liability associated with the contingent consideration related to the acquisition of SafeNet’s Embedded Security Solutions division offset by a lower interest income of $0.2 million as a result of lower interest rates.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations, the issuance and sale of our common and preferred stock and senior secured convertible debt. Our cash, cash equivalents and investments were $43.2 million as of July 2, 2010, a decrease of $12.4 million from January 1, 2010. The decrease in our cash, cash equivalents and investments as of July 2, 2010 was primarily attributable to the $8.5 million in cash paid for the acquisition of SafeNet’s Embedded Security Solutions division and our year-to-date net operating losses.

	Six Months Ended
	July 2, 2010	July 3, 2009
	(In thousands)
Consolidated statement of cash flows data:
Purchase of property and equipment	$(300)	$(438)
Cash flows from operating activities	(3,618)	(3,870)
Cash flows from investing activities	(8,900)	17,577
Cash flows from financing activities	30	11

Operating activities. Net cash used in operating activities was $3.6 million in the six months ended July 2, 2010, primarily due to net operating loss for the period offset by an increase in accounts payable, accrued expenses and deferred revenue. Operating loss, excluding stock-based compensation, depreciation and amortization expense and the reversal of the estimated earn out liability contributed to $6.7 million of cash used in operating activities; offset by an increase of $2.2 million in trade payables and other accrued expenses primarily related to invoices from our manufacturing contractors and outside legal as well as $0.5 million increase in deferred revenue.

Investing activities. Net cash used in investing activities was $8.9 million in the six months ended July 2, 2010, mostly attributable to $8.5 million cash paid for SafeNet’s Embedded Security division, $0.3 million used for purchases of property and equipment and $0.1 million, net used to purchase short-term investments.

Financing activities. Net cash provided by our financing activities is a result of proceeds received from exercise of stock options.

We believe our $39.9 million of cash and cash equivalents and short term investments at July 2, 2010 as well as expected cash flow from from our newly acquired Embedded Security Solutions segment will be sufficient to fund our projected operating requirements for at least the next twelve months.

Our investment policies are designed to provide liquidity, preserve capital and achieve an acceptable return on invested assets. As of July 2, 2010, our investment portfolio consisted primarily of U.S. treasury and U.S. government agency funds and fixed-income securities. The weighted average maturity is less than twelve months. We utilize investment vehicles such as treasuries, U.S. government agency funds and auction rate securities.

As of July 2, 2010, $3.2 million of our $28.2 million in short-term and long-term investments were comprised of preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan backed auction rate security is a state issued note with its underlying student loans being substantially insured by the U.S. government.

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

All of our auction rate securities held at July 2, 2010 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist.

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

Contractual Obligations

In addition to our reported payments due under contractual obligations and disclosed contingent contractual obligations at January 1, 2010, as described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2010, contingent payment may be due by us if certain revenue targets are achieved by our Embedded Security Solutions segment, which we acquired on February 26, 2010, during the earn out period (see Note 12, Business Acquisition, for more information). The revenue target calculation requires accumulated Embedded Security Solutions annual revenue to reach $20 million, adjusted for certain deferred revenue items and pro-rated for the length of the earn out period. The fair value of the contingent consideration arrangement of $0.7 million was recorded at April 2, 2010 and was fully reversed at July 2, 2010 as a result of the updated revenue forecast.

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

Foreign currency risk. Majority of our revenue is denominated in U.S. dollars, however we do generate revenue that is denominated in other currencies, mostly Euros and Japanese Yen. We do have risk of our products being more expensive outside the United States if the value of the U.S. dollar increases as compared to the local currency of our customer. This could result in pricing pressure, lower revenue and lower gross margins. Our international sales and research and development operations incur expenses that are denominated in foreign currencies. These expenses are expected to increase in fiscal 2010 as a result of the acquisition of SafeNet’s Embedded Security division with main operations being located outside the United States. To the extent that we expand our operations into Europe and Asia, the effects of inflation and currency fluctuations could impact our financial condition and results of operations. A ten (10) percent change in a currency exchange rate could cause an impact to our financial statements of approximately $1 million and we could suffer foreign exchange losses associated with such currency fluctuations.
Interest rate risk. We had cash, cash equivalents and investments of $43.2 million as of July 2, 2010, which were held for working capital and strategic purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and achieve an acceptable return without significantly increasing our risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk and reduce exposure, we maintain our portfolio of cash equivalents and short-term and long-term investments in investment grade securities that are primarily of a conservative nature. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations.

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

At July 2, 2010, we held $3.2 million in auction rate securities and consider them inactively traded securities. The rate of interest paid on the auction rate securities is determined at auctions held at pre-determined intervals, usually every seven, 28 or 35 days. If sufficient clearing bids are not made in a particular auction, that can result in the inability to liquidate the asset-backed securities in the auction. All of our auction rate securities held as of July 2, 2010 had experienced failed auctions. There can be no assurance that auctions on the auction rate securities in our investment portfolio will succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may decline even further and we may record additional temporary or other than temporary impairment charges.

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

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of July 2, 2010 to provide reasonable assurance of the achievement of these objectives.

Changes in internal controls. There was no change in our internal control over financial reporting during the quarter ended July 2, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

AuthenTec is the defendant/counter-claimant in a federal lawsuit currently pending in the U.S. District Court for the Northern District of California (the “Court”) with UPEK, Inc. (“UPEK”).  Following a letter providing notice to UPEK that its products infringed the claims of five AuthenTec U.S. patents and expressing its concerns about UPEK’s trade secret misappropriation, together with an invitation to enter into negotiation of the issues, UPEK filed a complaint with the Court on January 29, 2010, alleging that AuthenTec infringes U.S. Patent No.: 6,028,773 (the ‘773 patent) and seeking a judicial declaration of non-infringement and/or invalidity of the identified AuthenTec patents. The five AuthenTec patents are U.S. Patent Nos.: 6,667,439 (the ‘439 patent); 5,940,526 (the ‘526 patent); 7,505,613 (the ‘613 patent); 5,953,441 (the ‘441 patent); and 6,049,620 (the ‘620 patent).  On February 2, 2010, AuthenTec answered the complaint, denied that it infringes UPEK’s ‘773 patent, and counterclaimed, alleging that UPEK infringes the ‘439, ‘526, ‘441, ‘613 and‘620 patents and is liable for misappropriation of trade secrets.  On April 22, 2010, AuthenTec asserted additional infringement claims based on U.S. Patent No.: 6,259,804 and withdrawing its assertions with respect to two of the five patents identified in the original AuthenTec notice letter (the ‘439 and ‘613 patents).  On July 22, 2010, the Court granted a UPEK motion to add new claims for infringement of three additional patents: U.S. Patent Nos.: 6,555,888, 6,440,814, and 6,661,631.  All of the patents in the lawsuit relate to packaging of fingerprint sensors or various features related to fingerprint sensor circuitry.  Both parties have requested injunctive relief, as well as damages, prejudgment interest, and attorneys’ fees and expenses.

A case management conference took place on May 28, 2010, the discovery phase related to claim construction has begun, and a claim construction hearing on all the patents pending in the lawsuit has been set for October 28, 2010.  The legal dispute with UPEK comes amid UPEK's unsolicited January 29, 2010 proposal to combine the two businesses, which UPEK abandoned when it announced in its July 1, 2010 press release that it had terminated its proxy solicitation and merger proposal.

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

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 by AuthenTec’s Current Report on Form 8-K, filed on February 18, 2010)
3.2	Second Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.1 of AuthenTec’s Quarterly Report on Form 10-Q filed November 4, 2009).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.† †
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.† †

†	Filed herewith.
††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTEC, INC.

	By:	/s/ F. Scott Moody
F. Scott Moody
Chief Executive Officer
(on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

/s/ Gary R. Larsen
Gary R. Larsen
Chief Financial Officer
DATE: August 11, 2010		(as the Registrant’s Principal Financial Officer)