Form 10-Q
period 2010-10-01
AUTHENTEC INC
filed 2010-11-15
CIK 1138830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2010

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

At November 15, 2010 there were 35,901,773 shares of common stock outstanding.

AUTHENTEC, INC.

AuthenTec, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	As of
	October 1,	January 1,
	2010	2010
Assets
Current assets
Cash and cash equivalents	$17,603	$27,482
Short-term investments	15,169	24,893
Accounts receivable, net of allowances of $83 and $5, respectively	10,812	3,208
Inventory	4,447	2,245
Other current assets	1,724	1,123
Total current assets	49,755	58,951
Long-term investments	3,345	3,173
Purchased intangible assets	25,713	998
Goodwill	2,767	—
Other long-term assets	10	9
Property and equipment, net	5,070	3,048
Total assets	$86,660	$66,179

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,499	$2,458
Accrued compensation and benefits	2,616	920
Other accrued liabilities	4,860	2,418
Deferred revenue	2,779	42
Note payable	13,606	—
Total current liabilities	31,360	5,838
Deferred rent	538	514
Total liabilities	31,898	6,352

Commitments and contingencies (see note 10)

Stockholders’ equity
Common stock, $.01 par value; 100,000 shares authorized; 35,890 and 28,722 issued and outstanding at October 1, 2010 and January 1, 2010	359	287
Additional paid-in capital	167,674	153,063
Other comprehensive income (loss)	192	(195)
Accumulated deficit	(113,463)	(93,328)
Total stockholders’ equity	54,762	59,827
Total liabilities and stockholders’ equity	$86,660	$66,179

 See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Revenue	$10,232	$10,267	$30,129	$25,751
Cost of revenue	5,068	5,616	15,006	13,836

Gross profit	5,164	4,651	15,123	11,915

Operating expenses
Research and development	5,314	3,644	14,042	11,091
Selling and marketing	3,324	2,028	8,896	5,833
General and administrative	4,039	1,439	9,065	5,360
Litigation dismissal	4,141	1,747	4,141	4,348

Total operating expenses	16,818	8,858	36,144	26,632

Loss from operations	(11,654)	(4,207)	(21,021)	(14,717)

Other income (expense):
Earnout adjustment	—	—	729	—
Impairment on investments	—	—	—	(28)
Interest and other expenses	(190)	—	(190)	—
Interest income	40	52	124	316
Total other income expense, net	(150)	52	663	288

Loss before provision (benefit) for income taxes	(11,804)	(4,155)	(20,358)	(14,429)

Provision (benefit) for income taxes	(286)	—	(223)	—

Net loss	$(11,518)	$(4,155)	$(20,135)	$(14,429)

Net loss per common share, basic	$(0.37)	$(0.14)	$(0.67)	$(0.50)

Net loss per common share, diluted	$(0.37)	$(0.14)	$(0.67)	$(0.50)

Shares used in computing basic net loss per common share	31,503	28,668	30,189	28,657

Shares used in computing diluted net loss per common share	31,503	28,668	30,189	28,657

 See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Nine months ended October 1, 2010
(In thousands)
(Unaudited)

	Common stock		Additional		Accumulated other
	Number	Par	paid-in	Accumulated	comprehensive
	of shares	value	capital	deficit	income (loss)	Total equity
Balance, January 1, 2010	28,722	$287	$153,063	$(93,328)	$(195)	$59,827

Adjustment related to outstanding shares	(43)	-	-	-	-	-
Exercise of stock options and issuance of restricted stock units	43	-	11	-	-	11
Stock-based compensation	-	-	2,503	-	-	2,503
Issuance of common stock in connection with SafeNet acquisition	1,211	12	2,787	-	-	2,799
Issuance of common stock in connection with UPEK acquisition	5,957	60	10,483	-	-	10,543
Working capital adjustment in connection with the SafeNet acquisition	-	-	(1,173)	-	-	(1,173)
Unrealized gain on investments	-	-	-	-	169	169
Currency translation adjustment	-	-	-	-	218	218
Net loss	-	-	-	(20,135)	-	(20,135)
Balance, October 1, 2010	35,890	$359	$167,674	$(113,463)	$192	$54,762

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Nine months ended
	October 1, 2010	October 2, 2009
Cash flows from operating activities
Net loss	$(20,135)	$(14,429)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,496	972
Amortization of deferred rent	65	66
Increase (decrease) in bad debt provision	78	(8)
Increase in inventory provision	389	165
Stock-based compensation expense	2,503	2,464
Decrease in investment discounts/premiums	169	180
Impairment on investments	—	28
Earnout adjustment	(729)	—
Litigation dismissal charge	4,141	—
Decrease (increase) in assets, net of assets acquired:
Accounts receivable	(2,060)	(550)
Inventory	(199)	2,428
Other assets	66	(70)
Increase (decrease) in liabilities, net of liabilities assumed:
Accounts payable	(226)	624
Accrued compensation and benefits and other accrued liabilities	418	(1,448)
Deferred revenue	1,732	—
Net cash used in operating activities	(11,292)	(9,578)
Cash flows from investing activities
Purchase of property and equipment	(547)	(651)
Acquisition of businesses, net of cash acquired	(7,620)	—
Purchase of Atrua assets	—	(837)
Puchase of intellectual property	—	(90)
Purchase of available-for-sale investments	(15,165)	(24,700)
Redemption of available-for-sale investments	24,700	19,740
Net cash provided by (used in) investing activities	1,368	(6,538)
Cash flows from financing activities
Proceeds from stock-based awards, net of tax	11	3
Net cash provided by financing activities	11	3
Effect of exchange rates on cash and cash equivalents	34	—

Net decrease in cash and cash equivalents	(9,879)	(16,113)
Cash and cash equivalents, beginning of period	27,482	45,193
Cash and cash equivalents, end of period	$17,603	$29,080
Supplemental non-cash disclosures
Accrued purchase of property and equipment and intellectual property	$151	$104
Stock issuance in connection with SafeNet and UPEK acquisitions (see Note 12)	$13,342	—
Working capital adjustment in connection with the SafeNet acquisition (see Note 12)	$(1,173)	—
Accrued earnout in connection with the SafeNet acquisition (see Note 12)	$729	—
Fair value of the Note issued in connection with the UPEK acquisition (see Note 12)	$13,606	—

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Presentation

AuthenTec, Inc. (“AuthenTec”, “our”, “we”, etc.) is a leading provider of identity, security and touch control technologies for PC, wireless device and other markets.  AuthenTec brings a broad range of  features including security, convenience, personalization and navigation to PCs, cell phones and many other products. AuthenTec continues to evolve from a mixed-signal semiconductor component supplier to the provider of complete solutions focused on security, identity management and touch control solutions, including smart fingerprint sensors, identity management software and IP products and services. Complementing our sensors is our TrueSuite® identity management software, providing PC and mobile users secure, one-touch access to their digital identity and online social networks.  TrueSuite was introduced in 2009 and is currently integrated in AuthenTec-enabled notebook PCs being offered by the world’s PC OEMs. Our latest offering, TrueSuite Mobile®, was introduced in October 2010 and is targeted for AuthenTec enabled mobile phones.

In February 2010, we acquired SafeNet, Inc’s (“SafeNet”) Embedded Security Solutions division, further enhancing our offering of security and identity management solutions. The Embedded Security Solutions products are used in communication and network products to ensure data privacy and content protection for businesses and individuals. With the addition of the Embedded Security Solutions’ expertise in software development, network security and secure communication, we have the ability to offer secure end-to-end solutions, from the individual PC or cell phone all the way to the network server in the cloud.

In September 2010, we merged with privately-held UPEK Inc., a leading supplier of fingerprint solutions for consumer, business and government applications. We believe the combined company will benefit from AuthenTec’s leadership position in the PC and wireless markets as well as in embedded security, and from UPEK’s software expertise, presence in the PC and wireless markets and leadership in silicon based biometrics for government and ID.

We primarily sell our products to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract manufacturers, and the government. For any manufacturing requirements, we operate a fabless manufacturing model, which is outsourced to third parties.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements include the accounts of AuthenTec, Inc and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.  In our opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended October 1, 2010 are not indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 1, 2010 contained in our Form 10-K.

The year end consolidated balance sheet data was derived from audited financial statements set forth in this report, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

	Three months ended		Nine months ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands, except per share data)
Numerator:
Net loss	$(11,518)	$(4,155)	$(20,135)	$(14,429)

Denominator:
Denominator for basic loss per share -
weighted average common shares outstanding	31,503	28,668	30,189	28,657
Effect of dilutive securities:
Stock options and restricted stock units	-	-	-	-
Warrants to purchase common stock	-	-	-	-

Denominator for diluted loss per share -
weighted average common shares and potential
common shares outstanding	31,503	28,668	30,189	28,657

Basic net loss per share	$(0.37)	$(0.14)	$(0.67)	$(0.50)
Diluted net loss per share	$(0.37)	$(0.14)	$(0.67)	$(0.50)

Basic and diluted net losses per common share were the same for the three and nine months ended October 1, 2010 and October 2, 2009 due to the net losses for such periods. The following table presents the weighted average of potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share for the three and nine months ended October 1, 2010 and October 2, 2009, respectively, because their inclusion would have had an anti-dilutive effect:

	Three months ended		Nine months ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands)
Options to purchase common stock and
non-vested restricted stock awards	6,005	5,174	5,694	4,677
Warrants to purchase common or preferred stock	-	25	18	25
Shares issuable under convertible promissory note	2,106	-	702	-
	8,111	5,199	6,414	4,702

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

The amortized cost, gross unrealized gains and losses, and fair value of investments, by type, were as follows:

	As of
	Amortized cost		Unrealized gains/(losses)		Fair value		Maturity Range
	October 1,	January 1,	October 1,	January 1,	October 1,	January 1,
	2010	2010	2010	2010	2010	2010
	(In thousands)
U.S. Government agency notes (AFS)	$15,154	$24,873	$15	$20	15,169	$24,893	<1 year
Auction rate securities (AFS)	3,700	3,701	(355)	(528)	3,345	3,173	>6 yrs
Total	$18,854	$28,574	$(340)	$(508)	18,514	$28,066

The fair value of investments with gross unrealized losses by investment type and length of time that individual securities haven been in a continuous loss position were as follows:

	As of October 1, 2010
	Less than 12 months		12 months or greater		Total
	Fair	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized
	value	losses	value	losses	value	losses
Available-for-sale investments	(In thousands)
Auction rate securities - student loan	$—	$—	$1,106	$(194)	$1,106	$(194)
Auction rate securities - preferred stock	2,239	(161)	—	—	2,239	(161)
Total	$2,239	$(161)	$1,106	$(194)	$3,345	$(355)

	As of January 1, 2010
	Less than 12 months		12 months or greater		Total
	Fair	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized
	value	losses	value	losses	value	losses
Available-for-sale investments	(In thousands)
Auction rate securities - student loan	$—	$—	$987	$(313)	$987	$(313)
Auction rate securities - preferred stock	2,186	(215)	—	—	2,186	(215)
Total	$2,186	$(215)	$987	$(313)	$3,173	$(528)

As of October 1, 2010 and January 1, 2010, approximately $3.3 million and $3.2 million of our $18.5 million and $28.1 million in short-term and long-term investments, respectively, were comprised of preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan backed auction rate security is a state issued note with its underlying student loans being substantially insured by the U.S. government.

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

All of our auction rate securities held at October 1, 2010 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist.

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

Recurring Fair Value Measurements

At October 1, 2010, we had $29.9 million in cash equivalents, short-term and long-term investments that were subject to fair value measurements in accordance with ASC 820.

The fair values of our investments based on the level of inputs are summarized below:

	Fair Value Measurements
	As of October 1, 2010					As of January 1, 2010
Description	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)
Available-for-sale investments	(In Thousands)					(In Thousands)
Money market and treasury funds	$11,376	$11,376	$—	$—	$—	$24,031	$24,031	$—	$—	$—
U.S. Government agency notes	15,169	15,169	—	—	15	24,893	24,893	—		20
Auction rate securities	3,345	—	—	3,345	(355)	3,173	—	—	3,173	(528)
Total	$29,890	$26,545	$-	$3,345	$(340)	$52,097	$48,924	$—	$3,173	$(508)

In measuring fair value where Level 1 inputs were available, we used a single valuation technique which valued our securities based on quoted market prices. At October 1, 2010, our money market funds and U.S. Government agency funds were measured using Level 1 inputs and the fair value was based on daily observable trades.

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

At October 1, 2010, our investments in auction rate securities were measured using unobservable inputs with a fair value of $3.3 million which represented approximately 11% of total assets subject to fair value measurements on a recurring basis. The preferred stock auction rate security was transferred to Level 3 during the three months ended January 1, 2010, because the pricing vendor utilized by our investment broker no longer valued this investment and therefore some of the inputs to measure fair value were no longer observable. Our student loan backed auction rate security with a fair value of $1.1 million at October 1, 2010 remains in Level 3. The pricing vendor utilized by our investment broker valued this investment at 15% below par value at October 1, 2010. Due to lack of market activity, the pricing vendor used unobservable inputs to value this ARS.

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the nine months ended October 1, 2010:

Description	Auction Rate Securities
(In Thousands)

Beginning balance January 1, 2010	$3,173

Realized/unrealized gains and losses
Included in earnings	—
Included in other comprehensive income (loss)	172

Purchases	—
Issuances	—
Settlements	—

Transfers in/(out) of Level 3	—

Ending balance October 1, 2010	$3,345

As of October 1, 2010, we classified $3.3 million of investments in ARS as long-term due to the fact that they had experienced failed auctions. The remaining securities with a value of $15.2 million have a maturity date of twelve months or less and therefore are classified as short-term investments on our Consolidated Balance Sheet. Our money market and treasury funds with a value of $11.4 million have a maturity of ninety days or less and therefore are classified as cash and cash equivalents on our Consolidated Balance Sheet.

We did not record any other-than-temporary impairments during the three months ended October 1, 2010. We will continue to monitor these securities and may be required to record additional temporary or other-than-temporary impairment charges in the future.

             As a result of our acquisition of SafeNet’s Embedded Security Solutions division, the contingent payment may be due by us if certain revenue targets are achieved by our Embedded Security Solutions segment during the earn out period. The revenue target calculation requires accumulated Embedded Security Solutions annual revenue to reach $20 million, adjusted for certain deferred revenue items and pro-rated for the length of the earn out period. We estimate the fair value of the contingent payment using Level 3 inputs that are based on financial projections of the acquired business and estimated probabilities of achievement. We believe that our estimates and assumptions are reasonable, but there is significant judgment involved. At October 1, 2010 we valued the contingent consideration at zero (please see Note 12, Business Acquisitions, for more information).

Non-recurring Fair Value Measurements

Our non-financial assets are reviewed for potential impairment and considered for the need to perform an impairment test pursuant to ASC 360-40, Property Plant and Equipment, Derecognition and ASC 350, Intangibles – Goodwill and Other.

Pursuant to the Merger Agreement, we acquired all of the outstanding shares of capital stock of UPEK in exchange for 5,956,540 shares of our common stock and a non-interest bearing promissory note in the principal amount of $21,557,559 (the “Note”). Contingent upon vote by our shareholders, the Note may be alternatively settled by issuing 7,984,281 shares of our common stock. Settlement of the Note in shares is solely based on approval by our shareholders and neither we nor the Note holders have the ability to require settlement in shares. The maturity date (the “Maturity Date”) of the Note is the earlier of (x) as soon as commercially practicable but in any event no later than three business days after the special meeting of our stockholders held to approve the settlement of the Note into an additional 7,984,281 shares of our common stock (the “Note Satisfaction Shares”) and (y) March 1, 2011 (subject to a 60-day extension upon the occurrence certain events). If our stockholders do not approve the issuance of the Note Satisfaction Shares at the special meeting, then the Note is satisfied by payment of $21,557,559 in cash (the Note Satisfaction Shares at a stated price of $2.70 per share).

We valued the Note at fair value including consideration of the alternative settlement feature. We calculated the fair value of the Note to be approximately $13,606,000 at September 7, 2010 and classified it as a liability on our Consolidated Balance Sheet, using the following assumptions which we consider to be Level 2 inputs in the fair value hierarchy as they are observable in the market place:

As of September 7, 2010
Dividend rate	0%
Risk-free interest rate	0.19%
Expected volatility	55%
Expected life (in months)	6

All acquired assets and liabilities as a result of our acquisitions are measured at fair value on a non-recurring basis (please see Note 12, Business Acquisitions, for more information).

5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity resulting from non-owner sources. The components of our comprehensive loss are as follows:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(In thousands)

Net loss	$(11,518)	$(4,155)	$(20,135)	$(14,429)
Unrealized gain on AFS investments	111	9	169	149
Currency translation adjustment	230	—	218	—
Comprehensive loss	$(11,177)	$(4,146)	$(19,748)	$(14,280)

6. Inventory

	As of
	October 1,	January 1,
	2010	2010
	(In thousands)
Work-in-process	$3,735	$2,077
Finished goods	2,380	1,704
Valuation allowance	(1,668)	(1,536)
	$4,447	$2,245

7. Property and Equipment

		As of
	Useful Life	October 1,	January 1,
	(Years)	2010	2010
		(In thousands)

Production and lab equipment	3 - 8	$6,605	$4,660
Computer equipment	3 - 5	1,445	1,199
Office furniture and fixtures	3	586	527
Computer software	3 - 5	877	872
Internally developed software	5	776	—
Leasehold improvements	3 - 6	1,322	1,191
		11,611	8,449
Less: Accumulated depreciation		(6,541)	(5,401)
		$5,070	$3,048

Depreciation expense was approximately $1,140,000 and $944,000 for the nine months ended October 1, 2010 and October 2, 2009, respectively.

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

We typically offer a ninety (90) to one hundred and eighty (180) day product replacement warranty for our licensed technology where we will, at our option, repair or replace the product and return it to licensee, or, if the licensed technology is computer software, we may direct licensee to return or destroy its copies of the software and will authorize either the electronic download of a substitute product or deliver to licensee a replacement copy.

The following table presents a reconciliation of our product warranty liability, which is included in other accrued liabilities in the consolidated balance sheets:

	Three months ended		Nine months ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands)
Balance — beginning of period	$12	$171	$174	$215
Assumed reserves (UPEK)	106	-	106	-
Accruals (reversals) of warranty liabilities	59	4	(82)	(37)
Costs incurred	(56)	-	(77)	(3)
Balance — end of period	$121	$175	$121	$175

 9. Goodwill and Intangible Assets

The following table summarizes the activity related to the carrying value of our goodwill at October 1, 2010:

	Reportable Segments
	Smart Sensor Solutions	Embedded Security Solutions	Consolidated
	(In thousands)

Goodwill at January 1, 2010	$-	$-	$-
Goodwill resulting from acquisitions (Note 12)	530	2,237	2,767
Impairment	-	-	-
Goodwill at October 1, 2010	$530	$2,237	$2,767

At October 1, 2010, purchased intangible assets consisted of the following:

	Gross carrying value	Accumulated Amortization	Net Book Value
	(In thousands)

Patents subject to amortization (6-19 years)	$1,050	$109	$941
Developed technology subject to amortization (5-7 years)	8,917	492	8,425
Customer relationships subject to amortization (6-9 years)	13,509	294	13,215
Integrated circuit distribution agreement subject to amortization (5 years)	2,231	362	1,869
Backlog (less than 1 year)	829	83	746
Non-compete agreement subject to amortization (5 years)	585	68	517
Total	$27,121	$1,408	$25,713

At January 1, 2010, purchased intangible assets consisted of the following:

	Gross carrying value	Accumulated Amortization	Net Book Value
	(In thousands)

Patents subject to amortization (6-19 years)	$1,050	$52	$998

Amortization expense for intangible assets amounted to approximately $1,356,000 and $28,000 for the nine months ended October 1, 2010 and October 2, 2009, respectively. The weighted average amortization period is 6.9 years. The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending January 2, 2015 is as follows:

(In thousands)
Fiscal year	Amount
2010	$1,267
2011	4,571
2012	4,077
2013	4,075
2014	4,002
Total	$17,992

10. Commitments

Legal Proceedings

AuthenTec was the defendant/counter-claimant in a federal lawsuit pending in the U.S. District Court for the Northern District of California (the “California Court”) with UPEK, Inc. (“UPEK”). On September 7, 2010, AuthenTec and UPEK announced that the companies had combined pursuant to a merger agreement. On September 20, 2010 the California Court issued an Order of Dismissal which fully dismissed the claims and counter-claims in the federal lawsuit between the parties.  In addition to the federal lawsuit filed by UPEK in California, there was also a state court action filed by UPEK in the Court of Chancery of the State of Delaware against AuthenTec.  On September 14, 2010 the Court of Chancery issued an Order which dismissed all remaining claims and counterclaims between the parties. Pursuant to the closure of the federal lawsuit, $4.1 million in estimated charges related to this dismissal were recorded in our statement of operations for the nine months ended October 1, 2010.

On July 19, 2009, Innovative Biometric Technology, LLC (“IBT”) sued Lenovo and Fujitsu for patent infringement. IBT asserts that the use of certain Lenovo and Fujitsu products shipped into the United States infringe U.S. Patent No. 7,134,016, which is entitled Software System with a Biometric Dongle and relates generally to a method of protecting software program access. The case is captioned Innovative Biometric Technology, LLC v. Lenovo (United States), Inc., et al., Case No. 9:09-cv-81046-KLR, and is pending in the U.S. District Court for the Southern District of Florida (the “Florida Court”). In February of 2010, IBT added ASUS, MSI Computers, Toshiba, and Sony to the case. On November 8, 2010, we filed a motion to intervene in the action because IBT’s allegations relate, in part, to the use of biometric software or hardware supplied by us and UPEK to certain of the defendants that has been integrated into laptop computers by our and UPEK’s customers. The motion to intervene was granted by the Florida Court on November 9, 2010. The current case schedule provides for the parties to take final positions on claim construction in February 2011 and for a claim construction hearing to be set by the end of the first quarter of 2011. Discovery is scheduled to end by early June 2011 and all pretrial motions and memoranda of law are due by July 1, 2011. IBT is seeking unspecified monetary damages from the defendants in this case. We believe IBT’s patent is invalid and not infringed.

 In addition to these legal actions, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities.  In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position.  However, depending on the amount, duration and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

 11. Stock-Based Compensation

A summary of the stock options activity for the nine months ended October 1, 2010 is presented below:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of January 1, 2010	4,825	$4.00
Granted	1,989	1.91
Forfeited	(511)	4.76
Exercised	(29)	1.09
Outstanding as of October 1, 2010	6,274	$3.29

The total intrinsic value of options exercised during the nine months ended October 1, 2010 was approximately $47,000.

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

A summary of the restricted stock activity for the nine months ended October 1, 2010 is presented below:

		Weighted
	Number of	Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Outstanding as of January 1, 2010	268	$4.22
Granted	8	2.45
Forfeited	(30)	4.90
Vested/Issued	(19)	12.67
Outstanding as of October 1, 2010	227	$3.35

The total intrinsic value of restricted stock units vested during the nine months ended October 1, 2010 was approximately $53,000.

The total unrecognized stock-based compensation for stock option and restricted stock awards accounted for under ASC 718 was approximately $4,756,000 as of October 1, 2010. These awards had a remaining weighted-average period over which they are expected to be recognized of 2.5 years as of October 1, 2010.

Due to management transition, certain stock option vesting was accelerated and as a result, we recorded an additional $0.3million in stock-based compensation expense for the three months ended October 1, 2010.

The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values were based on estimates at the date of grant as follows:

	Three months ended		Nine months ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Grant date fair value	$1.07	$1.64	$1.11	$1.01
Expected life (in years)	3.9	4.5	4.0	4.3
Risk free rate	1.2%	2.1%	1.2%	1.6%
Volatility	82%	79%	81%	74%
Dividend yield	0%	0%	0%	0%
Estimated forfeiture rate	12%	10%	12%	10%

12. Business Acquisitions

SafeNet’s Embedded Security Solutions Division

On February 26, 2010 (‘the acquisition date”), we entered into an Asset Purchase Agreement by and between us and SafeNet, Inc. (“SafeNet”) pursuant to which we acquired substantially all of the assets and certain liabilities related to SafeNet’s Embedded Security Solutions division (the “Business”) in exchange for approximately $8.5 million in cash, 1,211,482 shares of our common stock and an earn out payment of up to $2.5 million in cash based on levels of gross revenue attributable to the Business between March 1, 2010 and December 31, 2010 (“the earn out period”).

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

The total consideration paid by us for the Business is summarized below:

(In thousands)
Cash	$8,500
Common Stock (1)	2,799
Earn Out (2)	729
Working capital receivable (3)	(1,173)
Total Consideration	$10,855

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

(4)	Working capital receivable has been adjusted by approximately $230,000 from $943,000 which was reported as of July 2, 2010.

During the nine months ended October 1, 2010, we recorded a non-cash transaction in our Common Stock and Additional-Paid-In Capital accounts for the approximate amount of $2,799,000, to reflect issuance of 1,211,482 shares of our common stock in connection with our acquisition of SafeNet’s Embedded Security Solutions division, completed on February 26, 2010. The closing price of our common stock on the NASDAQ Global Market on the date of the acquisition was $2.31.

The shares of common stock issued is subject to increase or decrease based on meeting a closing date minimum working capital requirement of approximately $1.7 million as defined in the purchase agreement. Based on the preliminary closing working capital calculations, Safenet would be required to surrender a portion of the share consideration previously issued estimated at approximately $1,173,000 or 499,149 common shares. As of April 2, 2010 we reflected a $775,000 working capital receivable as a reduction to Additional-Paid-In Capital in our Consolidated Statement of Stockholders’ Equity. This amount was increased by $168,000 to $943,000 during the three months ended July 2, 2010 and by an additional $230,000 to $1,173,000 during the three months ended October 1, 2010. The working capital receivable has not been finalized at October 1, 2010. We anticipate settling the remaining differences in the near future.

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

The contingent payment may be due by us if certain revenue targets are achieved by our Embedded Security Solutions segment during the earn out period. The revenue target calculation requires accumulated Embedded Security Solutions annual revenue to reach $20 million, adjusted for certain deferred revenue items and pro-rated for the length of the earn out period. We estimated the fair value of the contingent payment based on financial projections of the acquired business and estimated probabilities of achievement. We believe that our estimates and assumptions are reasonable, but there is significant judgment involved. As of April 2, 2010, the fair value of the contingent consideration arrangement of $0.7 million was determined using the income approach with significant inputs that were not observable in the market. Key assumptions included discount rates consistent with the level of risk of achievement and probability-adjusted revenue amounts. At July 2, 2010 we reevaluated contingent consideration based on the actual results to date as well as updated financial projections. We determined that the minimum required revenue target could not be achieved during the earn out period and therefore no contingent consideration will be due. As a result of this determination, we reversed the earn out liability of $0.7 million and recorded the change in Other Income (Expense) caption of our Consolidated Statement of Operations. We did not make any adjustment to the contingent consideration during the three months ended October 1, 2010 as the actual results and financial projections remained consistent with the assessment at the end of the second quarter. The contingent consideration is subject to further changes based on the actual results and future adjustments, if any, will be recorded in our Consolidated Statement of Operations. In addition to the purchase price, we incurred $0.7 million in acquisition related costs, which were expensed as incurred and recorded in the General and Administrative caption of our Consolidated Statement of Operations for the nine months ended October 1, 2010, in accordance with ASC 805, Business Combinations. We recorded $0.3 million of the acquisition costs during the three months April 2, 2010 and $0.4 million of the acquisition costs during the three months ended July 2, 2010. There were no further costs incurred during the three months ended October 1, 2010.

The following table summarizes the estimated allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the SafeNet’s Embedded Security Solutions division acquisition. The allocation of the purchase price is based on a preliminary valuation which is anticipated to be finalized in the near future:

	Valuation at acquisition date February 26, 2010
	As reported in Q2	Adjustments	Reported in Q3
	(In thousands)
Assets
Accounts receivable, net *	$1,960	$(95)	$1,865
Prepaid and other current assets *	354	(5)	349
Property and equipment, net **	931	-	931
Goodwill **	2,497	(260)	2,237
Purchased intangible assets **	7,911	260	8,171
Total assets acquired	13,653	(100)	13,553
Liabilities
Accounts payable	(328)	-	(328)
Accrued liabilities *	(1,155)	(130)	(1,285)
Other liabilities	(80)	-	(80)
Deferred revenue	(1,005)	-	(1,005)
Total liabilities assumed	(2,568)	(130)	(2,698)
Purchase price	$11,085	$(230)	$10,855

* Adjustments related to the working capital
** Adjustments based on changes in valuation assumptions related to allocation of revenue streams

Purchased intangible assets increased by $0.3 million and goodwill decreased by $0.3 million from the estimated amounts reported in our quarterly report for the three months ended July 2, 2010 as a result of changes in the valuation.

We also anticipate further changes in the working capital receivable as a result of the final valuation changes.

Intangible Assets

In our determination of the fair value of the intangible assets we considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of the products acquired with SafeNet’s Embedded Security Solutions Division and UPEK. The fair values of identified intangible assets were calculated considering market participant assumptions and using an income approach and estimates and assumptions provided by SafeNet’s and our management. The following table sets forth the components of identified intangible assets associated with the SafeNet’s Embedded Security Solutions division acquisition and their estimated weighted average useful lives:

	Weighted Average Useful Life	Fair value

Developed technology	5.6 years	$3,914
Customer relationships	6.6 years	1,441
Integrated circuit distribution agreement	5 years	2,231
Non-compete agreement	5 years	585
Total		$8,171

The changes from the amounts reported at July 2, 2010 were the result from the continuing refinement in the valuation.

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

Integrated circuit (“IC”) distribution agreement represents part of the transaction where AuthenTec was authorized as the exclusive supplier of SafeNet’s SafeXcel security processor ICs. In the original negotiations, SafeNet was to outsource the manufacturing of the ICs to a third party and AuthenTec would be responsible for sales, marketing, and distribution. After further negotiations, parties came to an agreement that AuthenTec will take over the manufacturing process completely and will operate the business using fabless semiconductor business model, outsourcing manufacturing to third parties. As of October 1, 2010, the agreement has not been finalized.

Non-compete agreement. In conjunction with the close of the acquisition, SafeNet signed a non–compete agreement. The value of the SafeNet business could be materially diminished without the non-compete agreement which prevents SafeNet from competing with the Business in restricted territories for a period of five years from the acquisition date.

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

UPEK, Inc.

On September 3, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, AU Merger, Inc., a wholly owned subsidiary of the Company (“Sub”), UPEK, and Sofinnova Capital IV FCPR, as the Stockholders Representative, pursuant to which Sub was merged with and into UPEK with UPEK surviving as a wholly-owned subsidiary of the Company (the “Merger”). The acquisition closed on September 7, 2010.

Pursuant to the Merger Agreement, we acquired all of the outstanding shares of capital stock of UPEK in exchange for 5,956,540 shares of our common stock and a non-interest bearing promissory note in the principal amount of $21,557,559 (the “Note”). Contingent upon vote by our shareholders, the Note may be alternatively settled by issuing 7,984,281 shares of our common stock. Settlement of the Note in shares is solely based on approval by our shareholders and neither we nor the Note holders have the ability to require settlement in shares. The maturity date (the “Maturity Date”) of the Note is the earlier of (x) as soon as commercially practicable but in any event no later than three business days after the special meeting of our stockholders held to approve the settlement of the Note into an additional 7,984,281 shares of our common stock (the “Note Satisfaction Shares”) and (y) March 1, 2011 (subject to a 60-day extension upon the occurrence certain events). If our stockholders do not approve the issuance of the Note Satisfaction Shares at the special meeting, then the Note is satisfied by payment of $21,557,559 in cash (the Note Satisfaction Shares at a stated price of $2.70 per share).

Our primary reason for UPEK’s acquisition was to create customer and market diversity in order to accelerate the achievement of our growth and profit objectives as well as attain profitability through synergistic cost reductions, gain depth and expertise as an expanded global team advancing our technology and product roadmaps, and add to an unmatched patent portfolio.

The total consideration paid by us for the business is summarized below:

(In thousands)
Common Stock (1)	10,543
Fair value of the Note (2)	13,606
Less: litigation dismissal (3)	(4,141)
Total consideration	$20,008

(1) Represents 5,956,540 shares issued at $1.77 price per share
(2) Represents fair value of the note
(3) Represents estimated legal costs of dismissed patent lawsuit with UPEK

During the three months ended October 1, 2010, we recorded a non-cash transaction in our Note Payable account for the fair value of the promissory note in the amount of approximately $13,606,000 and a non-cash transaction in our Common Stock and Additional-Paid-In Capital accounts for the approximate amount of $10,543,000, to reflect issuance of 5,956,540 shares of our common stock in connection with our acquisition of UPEK, completed on September 7, 2010. The closing price of our common stock on the NASDAQ Global Market on the date of the acquisition was $1.77.

 The acquisition is being accounted for under the acquisition method, in accordance with ASC 805, Business Combinations, with the assets and liabilities acquired recorded at their fair values at the date of acquisition. Identified intangible assets, goodwill and deferred revenue are recorded at their estimated fair values as per preliminary valuation and may change, based on the final valuation results. The results of operations of the acquired business have been included in our operating results beginning as of the effective date of the acquisition. We allocated the purchase price of the acquisition to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. A portion of the excess of the purchase price over the aggregate fair values was recorded as litigation dismissal expense with the remainder as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions made by management. Intangible assets are amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up or, if that pattern cannot be reliably determined, using a straight-line amortization method.

The litigation dismissal expense was calculated based on the estimated legal costs of the patent lawsuit with UPEK that would have been incurred (See Note 11, Commitments, for more information) if the claims were not dismissed as a result of the acquisition.

The principal factor that resulted in recognition of goodwill was that the purchase price for the acquisition was based in part on cash flow projections assuming the integration of any acquired technology and products with our products, which is of considerably greater value than utilizing each of the acquired company’s technology or products on a standalone basis. Our goodwill also includes value assigned to assembled workforce which cannot be recognized as intangible asset. Goodwill is expected to be deductible for tax purposes.

The Note with a principal balance of $21,557,559 matures on the earlier of (x) no later than three business days after a special meeting of our stockholders to approve the settlement of the Note into an additional 7,984,281 shares of our common stock (the “Note Satisfaction Shares”) and (y) March 1, 2011 (subject to a 60-day extension upon the occurrence certain events).  If our stockholders approve the issuance of the Note Satisfaction Shares at a special meeting, the Note shall become immediately due and payable on the maturity date and shall be satisfied in full by the issuance of the Note Satisfaction Shares. If our stockholders do not approve the issuance of the Note Satisfaction Shares at the special meeting, then the Note is satisfied by payment of $21,557,559 in cash (the Note Satisfaction Shares at a stated price of $2.70 per share). If the settlement of the Note in shares is approved by the shareholders, upon settlement of the Note, the difference between the initial Note value and the fair value upon issuance of additional 7,984,281 shares will be recorded in our Consolidated Statement of Operations. If the conversion of the Note is not approved by our shareholders, the full amount of the Note will be settled in cash, and upon settlement of the Note, the difference between the principal balance of the Note and the fair value of the Note will be recorded in our Consolidated Statement of Operations.

The following table summarizes the estimated allocation of the total consideration to the fair value of the assets acquired and liabilities assumed in connection with UPEK’s acquisition. The allocation of the total consideration is based on a preliminary valuation which is anticipated to be finalized in the near future:

September 7, 2010
(In thousands)
Assets acquired
Cash	$881
Accounts receivable, net	3,757
Inventory, net	2,391
Prepaid and other current assets	179
Property and equipment, net	1,601
Other assets	140
Deferred tax asset	3,872
Goodwill	530
Purchased intangible assets	17,898
Total assets acquired	31,249
Liabilities assumed
Accounts payable	(4,871)
Accrued liabilities	(1,940)
Income tax payable	(106)
Deferred tax liability	(4,324)
Total liabilities assumed	(11,241)

Total consideration	$20,008

Intangible Assets

In our determination of the fair value of the intangible assets we considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of UPEK’s products. The fair values of identified intangible assets were calculated considering market participant assumptions and using an income approach and estimates and assumptions provided by our management. The following table sets forth the components of identified intangible assets associated with the UPEK and their estimated weighted average useful lives:

	Weighted Average Useful Life	Fair value
		(In thousands)
Developed technology	7 years	$5,003
Customer relationships	8.5 years	12,067
Backlog	0.8 years	828
Total		$17,898

Developed technology consists of fingerprinting authentication hardware and software IP, including 43 issued and 12 pending U.S. patents.

Customer relationships consist of established relationships with distributors, who sell through to end customers, and directly with end customers and OEMs, that serve the government biometrics, PC and wireless markets and represent future projected revenue that will be derived from those customers.

Customer backlog represents cumulative bookings which have not yet shipped relative to customer open purchase orders. Based on the projections we expect to recognize revenue related to the backlog through July of 2011.

In addition to the purchase price, we incurred $0.8 million in acquisition related costs which were expensed as incurred and recorded in the General and Administrative expenses caption of our Consolidated Statement of Operations during the nine months ended October 1, 2010 in connection with the UPEK acquisition.

The shares of common stock to be issued in satisfaction of the Note or the equivalent amount of cash in the case the conversion of the Note is not approved by our shareholders is subject to increase or decrease based on meeting a closing date minimum working capital requirement. The amount of working capital adjustment has not been finalized at October 1, 2010 and therefore no adjustment was recorded. We expect to finalize the working capital adjustment along with the purchase price allocation in the near future.

Subject to the finalization of the valuation and the purchase price allocation in connection with our acquisition of UPEK, we may have to record a contingent liability arising from third party claims to UPEK for possible indemnifications. At this time, additional information is being gathered to be able to conclude whether a liability had been incurred at the acquisition date.

A portion of the purchase price for UPEK was allocated to deferred tax assets, related valuation allowance and accruals for uncertain tax positions. UPEK’s deferred tax asset as of September 7, 2010 was approximately $3.9 million, net of valuation allowances of $3.3 million. UPEK’s total amount of unrecognized tax benefits and related accrued interest as of September 7, 2010 was $4.3 million.

Supplemental Pro Forma Data (Unaudited)

The following unaudited pro-forma financial information for the three and nine months ended October 1, 2010 and October 2, 2009 represent the combined results of our operations as if the SafeNet Embedded Security Solutions’ Division and UPEK acquisitions had occurred on January 3, 2009. The unaudited pro forma results reflect certain adjustments related to the acquisition such as increased amortization expense on acquired intangible assets resulting from the preliminary fair valuation of assets acquired. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had we constituted a single entity during such period.

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands)
Revenue	$13,640	$20,528	$48,282	$54,043
Net loss	(13,164)	(16,868)	(27,020)	(33,503)

Net loss per common share, basic and diluted	$(0.42)	$(0.59)	$(0.90)	$(1.17)

13. Segment Information

Segment reporting, under the guidance of ASC 280, Segment Reporting, requires disclosures of certain information regarding reportable segments, products and services, geographic areas of operation and major customers. Segment reporting is based upon the “management approach,” which requires management to organize the Company’s reportable segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Historically we operated in one segment. Characteristics of our operations included the similarities in our products, the commonality of our customers across brands, our unified marketing strategy, and the nature of the financial information used by our Executive Officers.

The acquisition of SafeNet’s Embedded Security Solutions division has not only broadened our revenue range which results in differentiation of our product categories but also causes evaluation of disaggregated financial information separately by our chief operating decision maker. This acquisition resulted in a new segment in its entirety. Accordingly, we determined that we now operate in two reporting segments: Smart Sensor Solutions (“SSS”) and Embedded Security Solutions (“ESS”). The operating results from the UPEK acquisition are included in our Smart Sensor Solutions segment.

Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information at the operating segment level. A description of the types of products and services provided by each business segment follows.

●
Smart Sensor Solutions include fingerprint sensors that are used in notebooks, netbooks, tablet PCs, peripherals, cell phones, mobile systems and a wide variety of access control devices. Our sensors offer touch-powered multi-functionality that includes combinations of user navigation, personalization, and convenient security. In addition to smart fingerprint sensors, SSS offers our new identity management software applications, TrueSuite® and TrueSuite Mobile®, which are designed to make fingerprint-enabled PC’s and mobile phones easier to use and more secure, while increasing user convenience and personalization. The TrueSuite family is tailored for consumers who demand simplicity, improved usability, and one-touch access to their digital identity and online social networks.

●
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

            We evaluate the performance of our segments based on operating income (loss). Our Chief Executive Officer does not review any information regarding total assets on an operating segment basis. The accounting policies for segment reporting are the same as for AuthenTec as a whole. The table below presents revenues and operating loss for reportable segments:

	Reportable segments
	Smart Sensor Solutions	Embedded Security Solutions	Consolidated
	(In thousands)
Three months ende October 1, 2010
Net revenue	$6,071	$4,161	$10,232
Operating income (loss)	(12,413)	759	(11,654)

Three months ende October 2, 2009
Net revenue	10,267	-	10,267
Operating loss	(4,207)	-	(4,207)

Nine months ended October 1, 2010
Net revenue	22,249	7,880	30,129
Operating loss	(20,770)	(251)	(21,021)

Nine months ended October 2, 2009
Net revenue	25,751	-	25,751
Operating loss	$(14,717)	$-	$(14,717)

The following table is based on the geographic location of OEMs, ODMs and the distributors which purchased our products. For shipments to ODMs, contract manufacturers or distributors, their geographic location may be different from the geographic locations of the ultimate end customers. For the three months ended October 1, 2010 and October 2, 2009, revenue generated from international customers accounted for approximately 79% and 94% of total revenue, respectively. For the nine months ended October 1, 2010 and October 2, 2009, revenue generated from international customers accounted for approximately 86% and 94% of total revenue, respectively.

The majority of our revenue is denominated in U.S. dollars, however we do generate revenue that is denominated in other currencies, mostly Euros and Japanese Yen.

	Three months ended				Nine months ended
	October 1,		October 2,		October 1,		October 2,
	2010		2009		2010		2009
	Revenue $	% of total	Revenue $	% of total	Revenue $	% of total	Revenue $	% of total
	(In thousands)				(In thousands)

Asia/Pacific	$2,711	26%	$7,166	70%	13,337	44%	$17,211	67%
Japan	4,475	44%	2,393	23%	10,798	36%	6,298	24%
United States	2,137	21%	579	6%	4,083	14%	1,518	6%
Europe	717	7%	6	0%	1,387	5%	30	0%
Canada	192	2%	123	1%	524	2%	694	3%
	$10,232	100%	$10,267	100%	$30,129	100%	$25,751	100%

% Int'l	79%		94%		86%		94%

The following table outlines the geographic location of our net long-lived assets:

	As of
	October 1,	January 1,
	2010	2010
	(In thousands)

Asia Pacific	$2,317	$1,508
Japan	9	23
United States	1,814	1,517
Europe	930	-
Total	$5,070	$3,048

14. Income Taxes

We adopted the accounting guidance on uncertainty in income taxes as of December 30, 2006. The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $1.4 million at January 1, 2010.

A portion of the purchase price for UPEK was allocated to deferred tax assets, related valuation allowance and accruals for uncertain tax positions. UPEK’s deferred tax asset as of September 7, 2010 was approximately $3.9 million, net of valuation allowances of $3.3 million. UPEK’s total amount of unrecognized tax benefits and related accrued interest as of September 7, 2010 was $4.3 million.

Due to the expiration of the federal statute of limitations, the $4.2 million calculated as uncertain tax positions for the 2006 tax year and recorded in connection with the UPEK acquisition have been reversed as of September 15, 2010. The reversals of these liabilities for uncertain tax positions were almost entirely offset by the reversals of related deferred tax assets. Included in this reversal is federal AMT and accrued interest of approximately $348,000 attributable to the 2006 tax year, which was recorded in the Provision (benefit) for income taxes caption in our Consolidated Statements of Operations for the three months ended October 1, 2010. This reserve for uncertain tax positions reverses at September 13, 2010, which was the date that the 2009 federal tax return was filed.

After considering these increases and reversals in the period, our gross unrecognized tax benefits for uncertain tax positions are $1.5 million at October 1, 2010.

15. Recent Accounting Pronouncements

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

In January 2010, the FASB issued ASU No. 2010-06, Topic 820: Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements, which updates the Codification to require new disclosures for assets and liabilities measured at fair value.  The requirements include expanded disclosure of valuation methodologies for fair value measurements, transfers between levels of the fair value hierarchy, and gross rather than net presentation of certain changes in Level 3 fair value measurements.  The updates to the Codification contained in ASU No. 2010-06 were effective for interim and annual periods beginning after Dec. 15, 2009, except for requirements related to gross presentation of certain changes in Level 3 fair value measurements, which are effective for interim and annual periods beginning after Dec. 15, 2010.  We implemented the portions of the guidance required on January 2, 2010, and the implementation did not have a material impact on our consolidated financial statements.

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

16. Related Party Transactions

On February 26, 2010, we entered into an Asset Purchase Agreement with SafeNet, pursuant to which we acquired substantially all of the assets related to SafeNet’s Embedded Security Solutions division in exchange for approximately $8.5 million payable in cash, 1,211,482 unregistered shares of our common stock and an earnout payment of up to $2.5 million in cash based on levels of gross revenue attributable to the acquired business between March 1, 2010 and December 31, 2010.

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

Dr. Ronald Black, a current member of our board of directors, is a former UPEK stockholder and holds an interest in the Note and would receive 558,900 shares of our common stock in the event the conversion of the promissory note is approved by our shareholders (See Note 12, Business Acquisitions, for more information relating to the promissory note). Dr. Ronald Black also received 416,960 shares of our common stock in the Merger. Jean Schmitt, a current member of our board of directors, is a managing director of Sofinnova Partners, which is the management company of Sofinnova Capital IV FCPR. Sofinnova Capital IV FCPR was a significant stockholder of UPEK and holds an interest in the promissory note and would receive 3,195,574 shares of our common stock in the event the conversion of the promissory note is approved by our shareholders. Sofinnova Capital IV FCPR also received 2,251,107 shares of our common stock in the Merger. Dr. Black and Mr. Schmitt were not members of our board of directors when our board of directors considered and approved the UPEK acquisition and other matters related thereto, including the issuance of the promissory note.

One of the former UPEK stockholders, Sofinnova Capital IV FCPR received approximately 38% of the merger consideration in connection with our acquisition of UPEK. Approval of promissory note conversion would increase its respective ownership position in AuthenTec from approximately 6.3% to 12.4% measured by shares outstanding as of October 15, 2010.

Sofinnova Capital IV FCPR also entered into a stockholders agreement with us that provides certain restrictions on their actions with respect to AuthenTec.

17. Subsequent Events

On November 9, 2010, we announced a global restructuring plan related to our merger with UPEK, following an assessment of the combined organization’s operations, global functions, and human resources in view of the Company’s global strategy and cost reduction initiatives. The restructuring plan, which will continue through the first half of 2011, is intended to integrate and streamline operations across the integrated organization.

Action plans necessary to carry out the restructuring plan have been identified and the majority are expected to be implemented by the end of March 2011. These action plans include the restructuring of UPEK’s Singapore operations, which is expected to be substantially complete by the end of 2010.

We expect to record significant restructuring charges in the fourth quarter of 2010, however, all of the components of the restructuring plan are not finalized and actual total savings, costs and timing may vary from those estimated due to changes in the scope or assumptions underlying the restructuring plan.

On November 8, 2010, we filed a motion to intervene in the pending lawsuit with IBT (please see Note 10, Commitments, for more information) because IBT’s allegations relate, in part, to the use of biometric software or hardware supplied by us and UPEK to certain of the defendants that has been integrated into laptop computers by our and UPEK’s customers. The motion to intervene was granted by the Court on November 9, 2010. The current case schedule provides for the parties to take final positions on claim construction in February 2011 and for a claim construction hearing to be set by the end of the first quarter of 2011. Discovery is scheduled to end by early June 2011 and all pretrial motions and memoranda of law are due by July 1, 2011. IBT is seeking unspecified monetary damages from the defendants in this case. We believe IBT’s patent is invalid and not infringed.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to expected future results and business trends that are based upon our current estimate, expectations, and projections about the industry, and upon our beliefs, and certain assumptions we have made that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “guidance,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “prospects,” “outlook,” “forecast,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: the timely introduction of new products, demand for, and market acceptance of, new and existing fingerprint sensors in the PC and wireless markets, our ability to secure design wins and these design wins leading to future production, the adoption of our sensors in other applications outside of PC notebooks and wireless devices, the rate at which we increase our activity and opportunities in the wireless market, changes in product mix, the actions of existing or future competitors, our ability to successfully integrate UPEK and SafeNet’s Embedded Security Solutions division into our business, the impact of litigation and the impact of the macroeconomic trends on our served markets, as well as other risks detailed from time to time in our SEC filings, including Part I, item 1A of our Annual Report on Form 10-K for the year ended January 1, 2010. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of security, identity management and touch control technologies for PC, mobile device and information technology (IT) markets.  We provide a series of products including fingerprint sensors, software and intellectual property (IP) cores that provide security, convenience, personalization and navigation features in such end products as PCs, cell phones, printers, network servers and many other products.

We continue to evolve from a mixed-signal semiconductor component supplier to the provider of complete solutions focused on security, identity management and touch control solutions, including smart fingerprint sensors, identity management software and IP products and services. We believe our TruePrint® based smart fingerprint sensors products, which are based on our patented TruePrint radio frequency (RF) technology, are the most accurate, reliable, cost-effective, easy to use and versatile products commercially available today. They offer multiple functions to users of PCs, smart phones, feature phones and other products. Since our inception in 1998, and excluding shipments from our UPEK acquisition, we have shipped over 54 million sensors which have been integrated into over 250 different models of laptops, desktops and PC peripherals as well as over 10 million mobile phones. We shipped over 10.3 million sensor units in 2009, a 42% decrease from the 17.7 million sensor units we shipped in 2008. Complementing our smart sensors is our TrueSuite® identity management family of software, providing PC and mobile users secure, one-touch access to their digital identity and online social networks. TrueSuite was introduced in 2009, and is currently integrated in AuthenTec-enabled notebook PCs being offered by the world’s PC OEMs. TrueSuite Mobile®, was introduced in October 2010 and is targeted for AuthenTec enabled mobile phones.

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

In September 2010, we merged with privately-held UPEK, a leading supplier of fingerprint solutions for consumer, business and government applications. We believe the combined company will benefit from AuthenTec’s leadership position in the PC and wireless markets as well as in embedded security, and from UPEK’s software expertise, presence in the PC and wireless markets and leadership in silicon based biometrics for government and ID.

We now offer the broad portfolio of smart sensors for the PC, wireless, access control and government markets, multiple USB fingerprint readers, PC identity management software for enterprises (Protector Suite™) and consumers (TrueSuite® and TrueSuite Mobile®), and a comprehensive embedded security IP portfolio. With the addition of UPEK patents, we further expand our intellectual property to nearly 200 issued and filed U.S. patents.

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

We primarily sell our products to OEMs, ODMs, or contract manufacturers. Our customers’ products are complex and require significant time to define, design and ramp to volume production. Our sales cycle begins with our selling and marketing staff and application engineers engaging with our customers’ system designers and management, which is typically a multi-month, or even multi-year, process. If we are successful, a customer will decide to incorporate our solution in its product, which we refer to as a design-win.  There is no assurance that a design-win will make it to full production as the product we are designing into could be cancelled for any number of reasons by the customer.  Because the sales cycles for our products are long, we incur expenses to develop and sell our products, regardless of whether we achieve the design-win and well in advance of generating revenue, if any, from those expenditures. We do not have long-term purchase commitments from any of our customers, as sales of our products are generally made under individual purchase orders. However, once one of our products, software or IP cores is incorporated into a customer’s design, it is likely to remain in that product for the life cycle of that product. We believe this to be the case because a redesign of a product already in production would generally be both time-consuming and expensive.  In September 2008, we disclosed the loss of a 2009 design-in opportunity at one of our significant PC customers. As a result of the loss of this design-in opportunity, our revenue declined sequentially in the third quarter from the second quarter of 2010. We expect our PC revenue to increase in the forth quarter of 2010 as a result of UPEK acquisition.

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

●
The global macroeconomic downturn accelerated the growth in sales of lower-cost PCs, including netbooks. The fingerprint sensor attach rate in lower-cost PCs is lower relative to more expensive, feature rich models. To increase penetration of the lower-cost PC market, we are focusing development efforts on lower-cost fingerprint sensors and client application software tailored for use in this growing portion of the PC market. We introduced a small, lower-cost fingerprint sensor for the PC market, the AES1660 and our TrueSuite identity management software, in 2009. These new solutions are tailored for consumer PCs and the growing portion of the lower-cost laptop market.

●
Outside of Japan, wireless network carriers are still evaluating the value proposition of integrating fingerprint sensors into devices sold for use on their networks. We expect eventual widespread integration of fingerprint sensors into wireless devices; however, the timing of adoption by wireless network carriers, if at all, will have a significant impact on our future revenues. In response, we are working with wireless device manufacturers to accelerate adoption of fingerprint sensors by highlighting our Power of Touch features such as personalization and navigation as well as our application software.  We are starting to see results of our efforts and we are focused on improving the durability and aesthetics of our sensors for wireless devices through continued development of our new TouchStone packaging technology. In February 2010, we introduced the AES1750, first smart sensor for the mobile systems market, which is to take full advantage of AuthenTec’s new TouchStone packaging technology. In October 2010, we introduced our AES850, the smallest sensor we have developed to date, combining both advanced navigation with biometrically enabled touch based features, as a cost competitive alternative to navigation only devices in mobile phones.

●
Weak macroeconomic conditions impacted customer demand in 2009 and continued to impact demand in the first three quarters of 2010, resulting in a sequential decline in revenue and a net loss, as compared to fiscal 2008. We have and continue to take actions to reduce our expenses to minimize losses and, as a result of our acquisition of UPEK, we believe we will be able to achieve greater cost savings in the future.

●
During this fiscal year, we acquired SafeNet’s Embedded Security Solutions division and UPEK, Inc. These acquisitions further strengthen our offering of security and identity management solutions. Please see “Note 12 – Business Acquisitions” in our Notes to Consolidated Financial Statements for further discussion related to this matter.

●
Our revenue in the PC market declined sequentially in the third quarter from the second quarter of 2010 due to the effect of certain design losses in our Smart Sensor Solutions segment. We expect the incremental revenues from the UPEK acquisition to somewhat offset this decline in the future.

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

Cost of revenue and gross margin. We outsource all manufacturing activities associated with our fingerprint sensor products, which includes wafer fabrication, wafer bumping, assembly and test functions. A significant portion of our cost of revenue consists of the costs to manufacture our products. Cost of revenue also includes items such as technical support for licensed software and IP cores, equipment depreciation, royalty expense, production planning personnel and related expenses, warranty costs, inventory valuation write-downs, amortization of acquired intangible assets and stock-based compensation under ASC Topic 718, Compensation – Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees. The primary factors that impact our cost of revenue are the number of units sold, mix of products sold, wafer and other raw material costs, outsourced manufacturing costs and product yields. In the future, we believe cost of revenue could increase in absolute dollars from an expected increase in revenue or could decline in absolute dollars from a decrease in revenue. Cost of revenue as a percentage of total revenue in the Smart Sensor Solutions segment may increase over time if decreases in average selling prices are not offset by corresponding decreases in our product costs. Our cost of revenue in the Smart Sensor Solutions segment may increase as a result of amortization of acquired intangible assets which may increase our cost of revenue as a percentage of total revenue. Cost of revenue as a percentage of total revenue in the Embedded Solutions Segment is expected to be relatively low due to the nature of licensing products.

We use third-party foundries, bumping, assembly and test subcontractors, which are primarily located in Asia, to manufacture our semiconductor products. We purchase processed wafers from our fabrication suppliers, which are currently Taiwan Semiconductor Manufacturing Company Limited and Chartered Semiconductor Manufactured. We also outsource the bumping, assembly, test and other processing of our products to third-party subcontractors, primarily Chipbond Technology Corporation, Signetics Corporation and ChipMOS Technologies (Bermuda), Ltd. We do not have long-term agreements with any of our third-party subcontractors. A significant disruption in the operations of one or more of these subcontractors would impact the production of our products and could have a material adverse impact on our business, financial condition and results of operations.

Our gross margin has been and will continue to be affected by a variety of factors, including average selling prices of our products, product mix, and timing of cost reductions for outsourced manufacturing services, inventory write downs and the timing and changes in production yields. In addition, we tend to experience lower yields on the initial production release of a new product. Following the acquisition of SafeNet’s Embedded Security division, our margins will be subject to fluctuation due to the mix of revenue between our operating segments as a result of the substantially higher margin products in the Embedded Security Solutions segment. Our gross margins in the Smart Sensor Solutions segment may decrease as a result of the UPEK acquisition as they have historically experienced lower gross margins.

Research and development expenses. Research and development expenses primarily include personnel, the cost of fabrication masks, engineering development software, depreciation and amortization associated with capital equipment and intellectual property, third-party development support, allocated facilities expense, and stock-based compensation under ASC Topic 718, Compensation – Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees. All research and development costs are expensed as incurred. We believe that research and development expenses may increase in absolute dollars in fiscal 2010 as we attained a new engineering team in the Embedded Security Solutions segment as a result of the SafeNet acquisition as well as in the Smart Sensor Solutions segment as a result of the UPEK acquisition. Additionally, as a percentage of revenue, these costs fluctuate from one period to another.

Selling and marketing expenses. Selling and marketing expenses consist primarily of salaries and commissions for our sales and marketing personnel, independent sales representative commissions, travel, marketing communications, press releases, advertising, costs for tradeshows, marketing programs, allocated facilities expense, consultants and market studies, amortization of acquired intangible assets and stock-based compensation under ASC Topic 718, Compensation – Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees. As we align our operating expenses with current economic conditions, we expect selling and marketing expenses to increase in absolute dollars in fiscal 2010 as a result of the SafeNet and UPEK acquisitions.

General and administrative expenses. General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit, tax compliance fees, allocated facilities expense, and stock-based compensation under ASC Topic 718, Compensation – Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees . Our general and administrative expenses fluctuate from one period to another due to costs associated with mergers and acquisitions as well as litigation related costs. We expect our general and administrative expenses to increase in fiscal year 2010 as a result of the acquisition related activities.

Other income (expense) net. Other income (expense) net includes interest income earned on our short term and long term investments and cash and cash equivalents,  realized and other-than-temporary unrealized losses on our available-for-sale investments, foreign currency related adjustments and the earn out adjustment arising from the change in contingent consideration associated with business acquisitions.

Provision for income taxes. As of January 1, 2010, we had federal net operating loss carry forwards of approximately $65.0 million. These federal net operating loss carry forwards will expire commencing in 2018. Utilization of these net operating loss carry forwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we have experienced an “ownership change” in the past or if an ownership change occurs in the future aggregated with certain other sales of our stock after our initial public offering.

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

Our critical accounting policies as of October 1, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended January 1, 2010, except for the following:

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

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Revenue	100%	100%	100%	100%
Cost of revenue	50	55	50	54

Gross margin	50	45	50	46

Operating expenses
Research and development	52	35	47	43
Selling and marketing	32	20	30	23
General and administrative	39	14	30	21
Litigation dismissal	40	17	14	17

Total operating expenses	163	86	121	104

Loss from operations	(113)	(41)	(71)	(58)

Total other income (expense), net	(1)	1	2	1

Provision for income taxes	(3)	—	(1)	—

Net loss	(112%)	(40%)	(68%)	(57%)

Comparison of the Three and Nine Months Ended October 1, 2010 and October 2, 2009

On February 26, 2010, we acquired SafeNet’s Embedded Security Solutions division. Results of operations of this division were included in our consolidated results from the date of acquisition in the Embedded Security Solutions segment. This segment itself represents revenue and earnings of the acquired company. On September 7, 2010, we acquired UPEK. Revenue of $1.7 million and net loss of $1.1 million related to UPEK were included in our consolidated results for the three and nine months ended October 1, 2010 in the Smart Sensor Solutions segment from the date of acquisition.

Revenue. Our consolidated revenue was $10.2 million for the three months ended October 1, 2010 as compared to $10.3 million for the three months ended October 2, 2009, a decrease of $0.1 million. The decrease in revenue was mostly attributable to the decline in shipments in the PC market. The decrease was offset primarily with the revenues from the Embedded Security Solutions segment as a result of the acquisition of SafeNet’s Embedded Security Solutions, or “ESS”, division, as well as incremental revenues in our Smart Sensor Solutions segment due to the UPEK acquisition completed during the quarter. Our Embedded Security Solutions revenue consists primarily of technology licenses, royalty revenue, support and maintenance as well as shipments of integrated circuit chips. While Embedded Security Solutions added $4.2 million in revenue for the three months ended October 1, 2010, our revenue in Smart Sensor Solutions segment declined by the same amount of $4.2 million, or 41% as compared to the same period last year. The decrease in Smart Sensor revenue was primarily due to previously announced PC OEM transitions of notebook models on the Intel Capella platform, partially offset by increased sales of wireless products during the quarter to support the ramp-up of new AuthenTec-enabled smartphone models in Japan and China as well as incremental revenues in PC, wireless and biometrics markets gained as a result of the UPEK acquisition.

Our consolidated revenue was $30.1 million for the nine months ended October 1, 2010 as compared to $25.8 million for the nine months ended October 2, 2009, an increase of $4.3 million, or 17%. The addition of the Embedded Security Solutions segment contributed to the majority of the increase. Our Smart Sensor Solutions revenue decreased by $3.5 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009. While our PC revenue declined dramatically, the growth in the wireless and access control markets lessened the decline revenue in our Smart Sensor segment. The acquisition of UPEK also helped to offset decrease in year over year revenue in our Smart Sensor Solutions Segment.

Following is an analysis of revenue by reportable segment:

	Three Months Ended			Nine Months Ended
	October 1, 2010	October 2, 2009	% Change	October 1, 2010	October 2, 2009	% Change
	(In thousands)			(In thousands)
Smart Sensor Solutions	$6,071	$10,267	-41%	$22,249	$25,751	-14%
Embedded Security Solutions	4,161	-	100%	7,880	-	100%
Consolidated	$10,232	$10,267	0%	$30,129	$25,751	17%

We experienced a decline in our Smart Sensor Solutions revenue in the PC market in the third quarter due to the transition of PC OEM notebooks to Intel Capella based platforms. We anticipate our PC revenue to increase in the fourth quarter, mostly due to the incremental revenue gained from the UPEK acquisition.

Cost of revenue and gross margin. Our cost of revenue was $5.1 million for the three months ended October 1, 2010 as compared to $5.6 million for the three months ended October 2, 2009, resulting in a gross profit of $5.2 million for the three months ended October 1, 2010 as compared to $4.7 million for the three months ended October 2, 2009, an increase of $0.5 million, or 11%. Consolidated gross margin was 50% in the three months ended October 1, 2010 as compared to 45% in the three months ended October 2, 2009.

The Smart Sensor Solutions segment gross margin was 29% in the three months ended October 1, 2010 as compared to 45% in the same time frame last year. The decline in gross margin was primarily attributed to significantly lower margin of UPEK products due to additional costs recorded in the quarter associated with purchase accounting driven step up inventory costs and amortization of purchased intangible assets. The decline is gross margin was also driven by product mix and product variances. Overall ASP's declined by one percent (1%) as compared to the same period prior year.

Embedded Security Solutions segment gross margin was 81% in the three months ended October 1, 2010. The higher profit margin in this segment is primarily due to revenue from software licensing fees and royalties that contain no or minimal product costs. Cost of goods in the Embedded Security Solutions segment is mostly comprised of the manufacturing costs associated with the integrated circuit chips, amortization expense as a result of acquired amortizable intangible assets and technical support costs. Depending on the revenue partition between hardware and software, profit margin may vary between periods.

Our cost of revenue was $15.0 million for the nine months ended October 1, 2010 as compared to $13.8 million for the nine months ended October 2, 2009, resulting in a gross profit of $15.1 million for the nine months ended October 1, 2010 as compared to $11.9 million for the nine months ended October 2, 2009, an increase of $3.2 million, or 27%. The increase in the gross profit dollars was primarily related to the addition of Embedded Security Solutions segment during the first quarter of 2010. Consolidated gross margin was 50% in the nine months ended October 1, 2010 as compared to 46% in the nine months ended October 2, 2009.

The Smart Sensor Solutions segment gross margin was 41% in the nine months ended October 1, 2010 as compared to 46% in the same time frame last year. The weakened gross margin was mostly attributable to the overall decline in ASPs which resulted in six percent (6%) reduction in gross profit. The acquisition of UPEK also contributed to lower margin mostly due to additional costs recorded in the quarter associated with purchase accounting driven step up inventory costs and amortization of purchased intangible assets. The decline in gross margin was somewhat offset by changes in product mix of higher margin products mostly associated with sales of Atrua inventory parts acquired in the second quarter of last year as part of our acquisition of certain assets of Atrua. We have remaining finished goods and work-in-progress inventory associated with Atrua parts and we anticipate to ship part of it in the fourth quarter of 2010 which will favorably affect our profit margin. We also reversed a warranty accrual in the second quarter of 2010 associated with one of our wireless customers due to warranty period lapse.

The Embedded Security Solutions segment gross margin was 76% in the nine months ended October 1, 2010 which consists of seven months of transactions since the date of the acquisition which occurred on February 26, 2010. The higher profit margin in this segment is primarily due to revenue from software licensing fees and royalties that contain no or minimal cost of products. Cost of goods in the Embedded Security Solutions segment mostly comprises of the manufacturing costs associated with the integrated circuit chips, amortization expense as a result of acquired amortizable intangible assets and technical support costs. Depending on the revenue partition between hardware and software, profit margin may vary between periods.

Research and development expenses. Research and development expenses were $5.3 million for the three months ended October 1, 2010 as compared to $3.6 million for the three months ended October 2, 2009, an increase of $1.7 million, or 47%. Research and development expenses were 52% and 35% of revenue for the three months ended October 1, 2010 and October 2, 2009, respectively. The increase in the third quarter of 2010 was primarily due to the increased research and development expenses as a result of the acquisition of the Embedded Security Solutions segment and UPEK. Research and development expenses in the Smart Sensor Solutions segment increased by $0.5 million mostly due to research and developments costs attributable to UPEK business that consisted mainly of labor related costs and amounted to $0.6 million. This increase was partially offset by lower direct material costs of $0.1 million as a result of timing of wafer mask set purchases. Research and development expenses associated with Embedded Security Solutions segment were $1.2 million for the three months ended October 1, 2010 and consisted predominantly of engineering labor and related personnel costs as well as amortization of purchased intangible assets acquired in that business.

Research and development expenses were $14.0 million for the nine months ended October 1, 2010 as compared to $11.1 million for the nine months ended October 2, 2009, an increase of $2.9 million, or 26%. Research and development expenses were 47% and 43% of revenue for the nine months ended October 1, 2010 and October 2, 2009, respectively. Research and development expenses attributable to the Smart Sensor Solutions segment decreased by $0.1 million mostly due to a decrease in direct materials of $0.5 million as a result of fewer wafer mask set purchases as well as lower outside contractor spending of $0.2 million due to tighter cost management; offset by incremental UPEK costs of $0.6 million. Research and development expenses associated with the Embedded Security Solutions segment were $3.1 million for the nine months ended October 1, 2010 and represent seven months of activity after the acquisition on February 26, 2010. These expenses consisted mainly of engineering labor and related personnel costs as well as amortization of purchased intangible assets.

Selling and marketing expenses. Selling and marketing expenses were $3.3 million for the three months ended October 1, 2010, as compared to $2.0 million for the three months ended October 2, 2009, an increase of $1.3 million, or 65%. Selling and marketing expenses were 32% and 20% of revenue for the three months ended October 1, 2010 and October 2, 2009, respectively. The selling and marketing expenses for Smart Sensor Solutions segment increased by $0.3 million primarily due to an increase of incremental UPEK costs of $0.5 million related to the acquisition; offset by a decrease in commissions of $0.2 million as a result of lower revenue. The selling and marketing expenses for the Embedded Security Solutions segment were $1 million and were mostly associated with labor and personnel related costs, travel as well as amortization of purchased intangible assets.

Selling and marketing expenses were $8.9 million for the nine months ended October 1, 2010, as compared to $5.8 million for the nine months ended October 2, 2009, an increase of $3.1 million, or 53%. Selling and marketing expenses were 30% and 23% of revenue for the nine months ended October 1, 2010 and October 2, 2009, respectively. The selling and marketing expenses for Smart Sensor Solutions segment increased by $0.5 million primarily due to costs associated with the UPEK business that consisted primarily of personnel related costs and amortization of acquired intangible assets. The selling and marketing expenses for the Embedded Security Solutions segment were $2.6 million and were mostly associated with labor and personnel related costs, travel as well as amortization of purchased intangible assets. Labor and personnel costs for the Embedded Security Solutions segment also included one time severance charge of $0.3 million incurred in the second quarter of 2010.

General and administrative expenses. General and administrative expenses were $4.0 million for the three months ended October 1, 2010 as compared to $1.4 million for the three months ended October 2, 2009, an increase of $2.6 million, or 186%. General and administrative expenses were 39% and 14% of revenue for the three months ended October 1, 2010 and October 2, 2009, respectively. General and administrative expenses increased by $2.1 million in the Smart Sensor Solutions segment predominately as a result of an increase in severance charge of $1.1 million and stock-based compensation of $0.3 million as a result of management transition, increase in acquisition related costs of $0.8 million associated with the UPEK acquisition, increase in outside legal fees of $0.2 million and incremental general and administrative costs of $0.2 million related to the UPEK business. $0.5 million of general and administrative costs consisting primarily of finance and legal expenses were allocated to the Embedded Security Solutions segment. The general and administrative expenses for the Embedded Security Solutions segment, excluding allocations, were approximately $74,000 for the three months ended October 1, 2010 and were related to outside legal fees and bad debt allowance.

General and administrative expenses were $9.1 million for the nine months ended October 1, 2010 as compared to $5.4 million for the nine months ended October 2, 2009, an increase of $3.7 million, or 69%. General and administrative expenses were 30% and 21% of revenue for the nine months ended October 1, 2010 and October 2, 2009, respectively. General and administrative expenses increased by $3.1 million in the Smart Sensor Solutions segment primarily as a result of an increase in severance charge of $1.1 million and stock-based compensation of $0.3 million as a result of management transition, increase in acquisition related costs of $1.4 million associated with SafeNet’s Embedded Security division and UPEK acquisition, increase in outside legal fees of $0.6 million and UPEK incremental general and administrative costs of $0.2 million primarily attributable to labor. $0.5 million of general and administrative costs consisting primarily of finance and legal expenses were allocated to the Embedded Security Solutions segment. The general and administrative expenses for the Embedded Security Solutions segment, excluding allocations, were approximately $0.1 million for the nine months ended October 1, 2010 and were related to outside legal fees.

Litigation dismissal. Litigation dismissal expenses were $4.1 million for the three months ended October 1, 2010 as compared to $1.7 million for the three months ended October 2, 2009, an increase of $2.4 million or 141%. During the three months ended October 1, 2010 we recorded $4.1 million in estimated legal fees as a result of patent lawsuit dismissal in connection with UPEK acquisition. During the three months ended October 2, 2009 we recorded $1.7 million in litigation dismissal charges which represented a portion of estimated legal fees as a result of patent lawsuit dismissal in connection with Atrua asset purchase completed July 8, 2009.

Litigation dismissal expenses were $4.1 million for the nine months ended October 1, 2010 as compared to $4.3 million for the nine months ended October 2, 2009, a decrease of $0.2 million or 5%. During the nine months ended October 1, 2010 we recorded $4.1 million in estimated legal fees as described above as a result of UPEK acquisition. During the nine months ended October 2, 2009 we recorded $4.3 million in litigation dismissal charges which represented estimated legal fees as a result of patent lawsuit dismissal in connection with Atrua asset purchase completed July 8, 2009.

Other income (expense), net. Other income (expense), net decreased by $0.2 million to a net other expense of $0.2 million for the three months ended October 1, 2010 mostly attributable to the foreign currency adjustment.

Other income (expense), net increased by $0.4 million to a net other income of $0.7 million for the nine months ended October 1, 2010 mostly attributable to the reversal of the earnout liability associated with the contingent consideration related to the acquisition of SafeNet’s Embedded Security Solutions division offset by a lower interest income of $0.2 million as a result of lower interest rates and maturity of investments as well as foreign currency adjustment.

A portion of the purchase price for UPEK was allocated to deferred tax assets, related valuation allowance and accruals for uncertain tax positions.  UPEK’s deferred tax asset as of September 7, 2010 was approximately $3.9 million, net of valuation allowances of $3.3 million. UPEK’s total amount of unrecognized tax benefits and related accrued interest as of September 7, 2010 was $4.3 million.

Due to the expiration of the federal statute of limitations, the $4.2 million calculated as uncertain tax positions for the 2006 tax year have been reversed as of September 15, 2010. The reversals of these liabilities for uncertain tax positions were partially offset by the reversals of related deferred tax assets. Included in this reversal is federal AMT and accrued interest of approximately $348,000 attributable to the 2006 tax year, which was recorded in the Provision (benefit) for income taxes caption in our Consolidated Statements of Operations for the three months ended October 1, 2010. This reserve for uncertain tax positions reverses at September 13, 2010, which was the date that the 2009 federal tax return was filed.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with the issuance and sale of our common and preferred stock, and senior secured convertible debt. Our cash, cash equivalents and investments were $36.1 million as of October 1, 2010, a decrease of $19.4 million from January 1, 2010. The decrease in our cash, cash equivalents and investments as of October 1, 2010 was primarily attributable to the $8.5 million in cash paid for the acquisition of SafeNet’s Embedded Security Solutions division offset by $0.9 million in cash acquired in connection with the UPEK acquisition and our year-to-date net operating losses.

	Nine Months Ended
	October 1, 2010	October 2, 2009
Consolidated statement of cash flows data:	(In thousands)
Purchase of property and equipment	$(547)	$(651)
Cash flows from operating activities	(11,292)	(9,578)
Cash flows from investing activities	1,368	(6,538)
Cash flows from financing activities	11	3

Operating activities. Net cash used in operating activities was $11.3 million in the nine months ended October 1, 2010, primarily due to net operating loss for the period. Operating loss, excluding stock-based compensation, depreciation and amortization expense, the reversal of the estimated earn out liability and litigation dismissal charge contributed to $11.3 million of cash used in operating activities.

Investing activities. Net cash provided by investing activities was $1.4 million in the nine months ended October 1, 2010, mostly attributable to $24.7 million related to maturity of investment; offset by $15.2 million used for purchases of short-term investments, $7.6 million cash paid in connection with the acquisitions and $0.6 million used for purchases of property and equipment.

Financing activities. Net cash provided by our financing activities is a result of proceeds received from exercise of stock options.

We believe our $32.8 million of cash and cash equivalents and short term investments at October 1, 2010 as well as expected cash flow from our newly acquired Embedded Security Solutions segment will be sufficient to fund our projected operating requirements for at least the next twelve months.

Our investment policies are designed to provide liquidity, preserve capital and achieve an acceptable return on invested assets. As of October 1, 2010, our investment portfolio consisted primarily of U.S. treasury and U.S. government agency funds and fixed-income securities. The weighted average maturity is less than twelve months. We utilize investment vehicles such as treasuries, U.S. government agency funds and auction rate securities.

As of October 1, 2010, $3.3 million of our $18.5 million in short-term and long-term investments were comprised of preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan backed auction rate security is a state issued note with its underlying student loans being substantially insured by the U.S. government.

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

All of our auction rate securities held at October 1, 2010 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist.

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

Pursuant to the merger agreement with UPEK and as previously discussed in this report, we acquired all of the outstanding shares of capital stock of UPEK in exchange for 5,956,540 shares of our common stock and a non-interest bearing promissory note in the principal amount of $21,557,559 (the “Note”).  The maturity date of the Note is the earlier of (x) no later than three business days after a special meeting of our stockholders to approve the conversion of the Note into an additional 7,984,281 shares of our common stock (the “Note Satisfaction Shares”) and (y) March 1, 2011 (subject to a 60-day extension upon the occurrence certain events).  The fair value of the Note was determined to be $13,606,000 at October 1, 2010 (please see Note 4, Fair Measurements and Disclosures, for more information). If our stockholders approve the issuance of the Note Satisfaction Shares at a special meeting, the Note shall become immediately due and payable on the maturity date and shall be satisfied in full by the issuance of the Note Satisfaction Shares. If our stockholders do not approve the issuance of the Note Satisfaction Shares, then the Note is satisfied by payment of $21,557,559 in cash (the Note Satisfaction Shares at a stated price of $2.70 per share) within three days after the special meeting. The repayment of the Note in cash would have a material adverse effect on our liquidity and cash position. In the event we are required to repay the Note in cash, we may need to raise additional capital.

The repayment of the Note in cash would have a material adverse effect on our liquidity and cash position. In the event we are forced to repay the Note in cash, we may need to raise additional capital.

In the ordinary course of business, our written supply agreements include intellectual property indemnification clauses which, under certain limited circumstances, may require us to defend and/or indemnify certain customers for damages resulting from the infringement of intellectual property rights of third parties. In addition, UPEK has entered into similar indemnification arrangements with its customers. Because UPEK remains an existing wholly owned subsidiary, certain such indemnity obligations survived the merger and may require AuthenTec to assume those obligations for UPEK. To date, our indemnification obligations under such contracts have had an insignificant impact on our financial condition and results of operations and, as a result, we have not accrued for any such indemnity obligations on our financial statements. However, in the future we may be required to indemnify and defend our customers against such claims.

Certain of our customers and customers of UPEK are currently defendants in patent litigation involving Innovative Biometric Technology, LLC (“IBT”), and have requested that UPEK and/or AuthenTec defend and/or indemnify them in connection with this litigation. Although indemnity obligations will not be determined until the litigation is concluded via judgment or settlement, we may ultimately be required to defend or indemnify these customers pursuant to our and UPEK’s indemnification arrangements. We have intervened in this litigation with IBT to protect our right to assert any and all defenses and affirmative claims in this litigation.

These and other indemnification obligations may result in material expense to us, including legal and other costs incurred to defend any claims. We may settle or compromise such matters or be subjected to an adverse outcome which could result in material financial or other costs to us. There is no guarantee that our indemnification obligations will not have a material adverse impact on our financial condition and results of operations in the future.

See “Part II, Item I. Legal Proceedings” of this report for a discussion of the litigation involving IBT.

Contractual Obligations

The following table describes our contractual obligations as of October 1, 2010:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)

Operating leases	$3,990	$962	$2,788	$240	—
Inventory purchase commitments (1)	6,130	6,130	—	—	—
License fees	829	725	104	—	—
Promissory note (2)	13,606	13,606	—	—	—
Total	$24,555	$21,424	$2,892	$240	$—

(1)
Open purchase obligations represent inventory commitments, including ones from the newly acquired UPEK business. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

(2)	If the settlement of the note in shares is not approved by our shareholders, the principal of the Note in the amount of $21,557,559 will have to be paid in cash.

In addition, contingent payment may be due by us if certain revenue targets are achieved by our Embedded Security Solutions segment, which we acquired on February 26, 2010, during the earn out period (see Note 12, Business Acquisitions, for more information). The revenue target calculation requires accumulated Embedded Security Solutions annual revenue to reach $20 million, adjusted for certain deferred revenue items and pro-rated for the length of the earn out period. The fair value of the contingent consideration arrangement of $0.7 million was recorded at April 2, 2010 and was fully reversed at July 2, 2010 as a result of the updated revenue forecast. We did not record any adjustment to the contingent consideration during the three months ended October 1, 2010.

We adopted the accounting guidance on uncertainty in income taxes as of December 30, 2006. The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $1.4 million at January 1, 2010. As a result of UPEK acquisition, our gross unrecognized tax benefits for certain tax positions increased to $1.5 million at October 1, 2010 (see Note 12, Business Acquisitions, for more information). Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above.  We do not expect a significant tax payment related to these obligations within the next year.

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

Foreign currency risk. Majority of our revenue is denominated in U.S. dollars, however we do generate revenue that is denominated in other currencies, mostly Euros and Japanese Yen. We do have risk of our products being more expensive outside the United States if the value of the U.S. dollar increases as compared to the local currency of our customer. This could result in pricing pressure, lower revenue and lower gross margins. Our international sales and research and development operations incur expenses that are denominated in foreign currencies. These expenses are expected to increase in fiscal 2010 as a result of the acquisitions of SafeNet’s Embedded Security division and UPEK with main operations being located outside the United States. To the extent that we expand our operations into Europe and Asia, the effects of inflation and currency fluctuations could impact our financial condition and results of operations. A ten percent (10%) change in a currency exchange rate could cause an impact to our financial statements of approximately $1 million and we could suffer foreign exchange losses associated with such currency fluctuations.

Interest rate risk. We had cash, cash equivalents and investments of $36.1 million as of October 1, 2010, which were held for working capital and strategic purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and achieve an acceptable return without significantly increasing our risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk and reduce exposure, we maintain our portfolio of cash equivalents and short-term and long-term investments in investment grade securities that are primarily of a conservative nature. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations.

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

At October 1, 2010, we held $3.3 million in auction rate securities and consider them inactively traded securities. The rate of interest paid on the auction rate securities is determined at auctions held at pre-determined intervals, usually every seven, 28 or 35 days. If sufficient clearing bids are not made in a particular auction, that can result in the inability to liquidate the asset-backed securities in the auction. All of our auction rate securities held as of October 1, 2010 had experienced failed auctions. There can be no assurance that auctions on the auction rate securities in our investment portfolio will succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may decline even further and we may record additional temporary or other than temporary impairment charges.

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

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of October 1, 2010 to provide reasonable assurance of the achievement of these objectives.

Changes in internal controls. There was no change in our internal control over financial reporting during the quarter ended October 1, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

AuthenTec was the defendant/counter-claimant in a federal lawsuit pending in the U.S. District Court for the Northern District of California (the “California Court”) with UPEK, Inc. (“UPEK”). On September 7, 2010, AuthenTec and UPEK announced that the companies had combined pursuant to a merger agreement. On September 20, 2010 the California Court issued an Order of Dismissal which fully dismissed the claims and counter-claims in the federal lawsuit between the parties.  In addition to the federal lawsuit filed by UPEK in California, there was also a state court action filed by UPEK in the Court of Chancery of the State of Delaware against AuthenTec. On September 14, 2010 the Court of Chancery issued an Order which dismissed all remaining claims and counterclaims between the parties. Pursuant to the closure of the federal lawsuit, $4.1 million in estimated charges related to this dismissal were recorded in our statement of operations for the nine months ended October 1, 2010.

On July 19, 2009, Innovative Biometric Technology, LLC (“IBT”) sued Lenovo and Fujitsu for patent infringement. IBT asserts that the use of certain Lenovo and Fujitsu products shipped into the United States infringe U.S. Patent No. 7,134,016, which is entitled Software System with a Biometric Dongle and relates generally to a method of protecting software program access. The case is captioned Innovative Biometric Technology, LLC v. Lenovo (United States), Inc., et al., Case No. 9:09-cv-81046-KLR, and is pending in the U.S. District Court for the Southern District of Florida (the “Florida Court”). In February of 2010, IBT added ASUS, MSI Computers, Toshiba, and Sony to the case. On November 8, 2010, we filed a motion to intervene in the action because IBT’s allegations relate, in part, to the use of biometric software or hardware supplied by us and UPEK to certain of the defendants that has been integrated into laptop computers by our and UPEK’s customers. The motion to intervene was granted by the Florida Court on November 9, 2010. The current case schedule provides for the parties to take final positions on claim construction in February 2011 and for a claim construction hearing to be set by the end of the first quarter of 2011. Discovery is scheduled to end by early June 2011 and all pretrial motions and memoranda of law are due by July 1, 2011. IBT is seeking unspecified monetary damages from the defendants in this case. We believe IBT’s patent is invalid and not infringed.

 In addition to these legal actions, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities.  In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position.  However, depending on the amount, duration and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

Item 1A.             Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in our 2009 Annual Report on Form10-K, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

Except as set forth below, there were no material changes during the period covered by this report to the risk factors previously disclosed in our 2009 Annual Report on Form10-K.

If our stockholders fail to approve the issuance of 7,984,281 shares of our common stock in satisfaction of the $21,557,559 principal balance of the Note issued in connection with our acquisition of UPEK, our liquidity and cash position would be materially impaired and we may be required to raise additional capital.

As previously discussed in this report, we acquired all of the outstanding shares of capital stock of UPEK in exchange for 5,956,540 shares of our common stock and the Note with a principal amount of $21,557,559. The Note may be satisfied by the issuance of 7,984,281 shares of our common stock to the holders of the Note, if our stockholders approve the issuance of such shares in complete satisfaction of the Note. If our stockholders choose not to approve the issuance of such shares, we will be required to repay the principal amount of the Note in cash on the maturity date of the Note. The repayment of the Note in cash would have a material adverse effect on our liquidity and cash position. Our cash position has been, and continues to be, an important competitive advantage in the current economic environment and in the fingerprint sensor and biometric industries. In the event we are required to repay the Note in cash, we may need to raise additional capital on terms that are not favorable to us and dilutive to our stockholders, if such capital is available at all, in order to fund our operations, and/or further restructure our operations.

We are currently a party to patent litigation involving Innovative Biometric Technology, LLC. and certain of our customers and our involvement in such litigation may result in material expense to us that could be materially adverse to our business, financial condition and results of operations.

On July 19, 2009, IBT sued Lenovo and Fujitsu for patent infringement. In February of 2010, IBT added ASUS, MSI Computers, Toshiba, and Sony to the case. Certain of these defendants are customers of ours and, in the ordinary course of our business, have requested that we defend and/or indemnify them in this litigation pursuant to the terms of our written supply agreements.  In response to these requests, we decided to intervene in the litigation to assert all defenses and affirmative claims available to AuthenTec in this action. On November 8, 2010, we filed a motion to intervene in the action because IBT’s allegations relate in part to the use of biometric software or hardware supplied by us to certain of our customers that are named as defendants in this lawsuit. The motion to intervene was granted by the Court on November 9, 2010. While we are of the opinion that IBT’s patent is invalid and not infringed, our involvement in this litigation and our potential indemnification obligations to our customers may result in material expense to us, including legal and other costs incurred to defend such claims, and such expenses may have a material adverse impact on our financial condition and results of operation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

As part of our initial public offering, on July 2, 2007 we registered 7,500,000 shares of our common stock under Form S-1 (File No. 333-141348), which was declared effective by the SEC on June 26, 2007, at an offering price to the public of $11.00 per share. We registered 5,625,000 of these shares on our behalf and 1,875,000 of these shares on behalf of certain of our selling stockholders.

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

Item 6.	Exhibits

3.1	AuthenTec Executive Employment Agreement with Larry Ciaccia, dated October 18, 2010
3.2	AuthenTec Consulting Services Agreement with CMF Associates, LLC, dated August 30, 2010
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.† †
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.† †

†	Filed herewith.
††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTEC, INC.

	By:	/s/ Lawrence Ciaccia
Lawrence Ciaccia
Chief Executive Officer
(on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

/s/ Philip Calamia
Philip Calamia
Chief Financial Officer
DATE: November 15, 2010		(as the Registrant’s Principal Financial Officer)