Form 10-Q
period 2011-04-01
AUTHENTEC INC
filed 2011-05-11
CIK 1138830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2011

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

At May 10, 2011 there were 43,772,911 shares of common stock outstanding.

AUTHENTEC, INC.
TABLE OF CONTENTS

		Page No.
Part I — Financial Information
Item 1.	Consolidated Financial Statements	3
	Consolidated Balance Sheets at April 1, 2011 and December 31, 2010	3
	Consolidated Statements of Operations for the three months ended April 1, 2011 and April 2, 2010	4
	Consolidated Statements of Cash Flows for the three months ended April 1, 2011 and April 2, 2010	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	24
Item 4.	Controls and Procedures	25

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Removed and Reserved	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

Signatures		28

Exhibit Index
EX-10.1 Employment Agreement between AuthenTec, Inc. and Philip L. Calamia, effective May 4, 2011
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32.1 Section 906 CEO Certification
EX-32.2 Section 906 CFO Certification

AuthenTec, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	As of
	April 1,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$11,192	$13,280
Short-term investments	9,875	15,176
Accounts receivable, net of allowances of $195 and $150, respectively	9,465	9,678
Inventory	7,621	5,460
Other current assets	1,813	1,993
Total current assets	39,966	45,587
Long-term investments	3,315	3,323
Purchased intangible assets	22,799	24,033
Goodwill	2,729	2,729
Property and equipment, net	4,248	4,430
Total assets	$73,057	$80,102

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,654	$6,907
Accrued compensation and benefits	3,201	3,640
Accrued litigation related legal fees	1,703	1,802
Other accrued liabilities	2,865	4,002
Deferred revenue	3,875	4,678
Total current liabilities	18,298	21,029
Deferred rent	509	546
Total liabilities	18,807	21,575

Commitments and Contingencies (see note 9)

Stockholders’ equity
Common stock, $.01 par value; 100,000 shares authorized; 43,685 and 43,581 issued and outstanding at April 1, 2011 and December 31, 2010	437	436
Additional paid-in capital	190,311	189,205
Accumulated other comprehensive income	272	54
Accumulated deficit	(136,770)	(131,168)
Total stockholders’ equity	54,250	58,527
Total liabilities and stockholders’ equity	$73,057	$80,102

 See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	April 1, 2011	April 2, 2010
Revenue	$15,476	$9,176
Cost of revenue	8,051	4,726

Gross profit	7,425	4,450

Operating expenses
Research and development	5,887	3,986
Selling and marketing	3,990	2,266
General and administrative	2,457	2,953
Restructuring and impairment related charges	283	-

Total operating expenses	12,617	9,205

Loss from operations	(5,192)	(4,755)

Other income (expense):
Other income (expenses)	(303)	-
Interest income	29	40
Total other income (expenses), net	(274)	40

Net loss before income taxes	$(5,466)	$(4,715)

Provision for income taxes	136	-
Net loss	$(5,602)	$(4,715)

Net loss per common share, basic	$(0.13)	$(0.16)

Net loss per common share, diluted	$(0.13)	$(0.16)

Shares used in computing basic net loss per common share	43,600	29,196

Shares used in computing diluted net loss per common share	43,600	29,196

 See Notes to Consolidated Financial Statements

 AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Three months ended
	April 1, 2011	April 2, 2010
Cash flows from operating activities
Net loss	(5,602)	$(4,715)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,696	459
Amortization of deferred rent	29	22
Increase in bad debt provision	45	-
Increase (decrease) in inventory provision	357	(47)
Stock-based compensation expense	1,144	787
Decrease in investment discounts/premiums	204	79
Impairment of fixed assets	16	-
Decrease (increase) in assets, net of effects of acquisitions:
Accounts receivable	166	(398)
Inventory	(2,518)	211
Other assets	182	(362)
Increase (decrease) in liabilities, net of effects of acquisitions:
Accounts payable	(115)	1,662
Accrued compensation and benefits and other accrued liabilities	(1,726)	935
Accrued litigation related legal fees	(99)	—
Deferred revenue	(803)	(203)
Net cash used in operating activities	(7,024)	(1,570)
Cash flows from investing activities
Purchase of property and equipment	(298)	(152)
Acquisitions, net of cash acquired	-	(8,500)
Purchase of available-for-sale investments	-	(5,100)
Redemption of available-for-sale investments	5,100	5,000
Net cash provided by (used in) investing activities	4,802	(8,752)
Cash flows from financing activities
Proceeds from exercise of stock options, net of tax withholdings	68	9
Net cash provided by financing activities	68	9
Effect of exchange rates on cash and cash equivalents	66	—
Net decrease in cash and cash equivalents	(2,088)	(10,313)
Cash and cash equivalents, beginning of period	13,280	27,482
Cash and cash equivalents, end of period	$11,192	$17,169

Supplemental non-cash disclosures
Stock issuance in connection with the SafeNet acquisition	$-	$2,799
Working capital adjustment in connection with the SafeNet acquisition	$-	$775
Accrued earnout in connection with the SafeNet acquisition	$-	$728

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Presentation

AuthenTec, Inc. (“AuthenTec”, “our”, “we”, etc.) is a leading provider of security and identity management solutions for enterprise, government and consumer markets. AuthenTec brings a broad range of features including security, convenience, personalization and navigation to PCs, cell phones and many other products. AuthenTec has transitioned  from a mixed-signal semiconductor component supplier to a provider of complete solutions focused on security and identity management, including smart fingerprint sensors, identity management software and IP products and services. Complementing our sensors is our TrueSuite® identity management software, providing PC and mobile users secure, one-touch access to their digital identity and online social networks. TrueSuite was introduced in 2009 and is beginning to be integrated in AuthenTec-enabled notebook PCs being offered by the world’s PC OEMs. Our latest offering, TrueSuite Mobile®, was introduced in October 2010 and is targeted for AuthenTec-enabled mobile phones.

We primarily sell our products to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs or contract manufacturers, government agencies, software application vendors, and service providers. We operate a fabless manufacturing model, whereby manufacturing requirements are outsourced to third parties.

            The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements include the accounts of AuthenTec, Inc and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.  In our opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended April 1, 2011 are not indicative of the results that may be expected for the year ending December 30, 2011 or for any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2010 contained in our Annual Report on the Form 10-K, filed with the SEC March 17, 2011.

The year end consolidated balance sheet data was derived from audited financial statements set forth in this report, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

We utilize a 52/53 week fiscal year. Our current 52 week fiscal year will end on December 30, 2011. References to past or future quarterly or annual periods in our financial statements are to those respective fiscal periods which vary from exact calendar quarters or years.

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

	Three Months Ended
	April 1, 2011	April 2, 2010
	(In thousands, except per share data)
Numerator:
Net loss	$(5,602)	$(4,715)

Denominator:
Denominator for basic loss per share -
weighted average common shares outstanding	43,600	29,196
Effect of dilutive securities:
Stock options and restricted stock units	-	-
Warrants to purchase common stock	-	-

Denominator for diluted loss per share -	43,600	29,196
weighted average common shares and potential
common shares outstanding	43,600	29,196

Basic net loss per share	$(0.13)	$(0.16)
Diluted net loss per share	$(0.13)	$(0.16)

Basic and diluted net losses per common share were the same for the three months ended April 1, 2011 and April 2, 2010 due to the net losses for such periods. The following table presents the weighted average of potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share for the three months ended April 1, 2011 and April 2, 2010, respectively, because their inclusion would have had an anti-dilutive effect:

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands)
Options to purchase common stock and
non vested restricted stock awards	6,143	5,184
Warrants to purchase common or preferred stock	-	25
	6,143	5,209

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

The amortized cost, gross unrealized gains and losses, and fair value of investments, by type, were as follows:

	As of
	Amortized cost		Unrealized gains/(losses)		Fair value
	April 1,	December 31,	April 1,	December 31,	April 1,	December 31,
	2011	2010	2011	2010	2011	2010
	(In thousands)
U.S. Government agency notes (AFS)	$9,862	$15,168	$13	$8	9,875	$15,176
Auction rate securities (AFS)	3,700	3,700	(385)	(377)	3,315	3,323
Total	$13,562	$18,868	$(372)	$(369)	13,190	$18,499

The amortized cost and fair value of available-for-sale investments as of April 1, 2011 and December 31, 2010, by contractual maturity, were as follows:

	As of
	Amortized cost		Fair value		Unrealized gains/(losses)
	April 1,	December 31,	April 1,	December 31,	April 1,	December 31,
	2011	2010	2011	2010	2011	2010
	(In thousands)
Due in one year or less	$9,862	$15,168	$9,875	$15,176	$13	$8
Due after ten years	1,300	1,300	1,112	1,102	(188)	(198)
Preferred stock auction rate securities	2,400	2,400	2,203	2,221	(197)	(179)
Total	$13,562	$18,868	$13,190	$18,499	$(372)	$(369)

The fair value of investments with gross unrealized losses by investment type and length of time that individual securities haven been in a continuous loss position were as follows:

	As of April 1, 2011
	Less than 12 months		12 months or greater		Total
	Fair	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized
	value	losses	value	losses	value	losses
Available-for-sale investments	(In thousands)
Auction rate securities - student loan	$—	$—	$1,112	$(188)	$1,112	$(188)
Auction rate securities - preferred stock	—	—	2,203	(197)	2,203	(197)
Total	$-	$-	$3,315	$(385)	$3,315	$(385)

	As of December 31, 2010
	Less than 12 months		12 months or greater		Total
	Fair	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized
	value	losses	value	losses	value	losses
Available-for-sale investments	(In thousands)
Auction rate securities - student loan	$—	$—	$1,102	$(198)	$1,102	$(198)
Auction rate securities - preferred stock	—	—	2,221	(179)	2,221	(179)
Total	$-	$-	$3,323	$(377)	$3,323	$(377)

As of April 1, 2011 and December 31, 2010, approximately $3.3 million and $3.3 million of our $13.2 million and $18.5 million in short-term and long-term investments, respectively, were comprised of preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan backed auction rate security is a state issued note with its underlying student loans being substantially insured by the U.S. government.

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

All of our auction rate securities held at April 1, 2011 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist.

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

Recurring Fair Value Measurements

At April 1, 2011, we had approximately $16.5 million in cash equivalents, short-term and long-term investments that were subject to fair value measurements in accordance with ASC 820.

The fair values of our investments based on the level of inputs are summarized below:

	Fair Value Measurements
	As of April 1, 2011					As of December 31, 2010
Description	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)
Available-for-sale investments	(In Thousands)					(In Thousands)
Money market and treasury funds	$3,340	$3,340	$—	$—	$—	$4,004	$4,004	$—	$—	$—
U.S. Government agency notes	9,875	9,875	—	—	13	15,176	15,176	—		8
Auction rate securities	3,315	—	-	3,315	(385)	3,323	—	—	3,323	(377)
Total	$16,530	$13,215	$-	$3,315	$(372)	$22,503	$19,180	$-	$3,323	$(369)

In measuring fair value where Level 1 inputs were available, we used a single valuation technique which valued our securities based on quoted market prices. At April 1, 2011, our money market funds and U.S. Government agency notes were measured using Level 1 inputs and the fair value was based on daily observable trades.

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

At April 1, 2011 our investments in auction rate securities were measured using unobservable inputs with a fair value of approximately $3.3 million which represented approximately twenty percent (20%) of total assets subject to fair value measurements on a recurring basis.  The student loan backed auction rate security with a fair value of approximately $1.1 million and the preferred stock auction rate security with a fair value of approximately $2.2 million remain in Level 3 at April 1, 2011.

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the three months ended April 1, 2011:

Description	Total	Auction Rate Securities
	(In Thousands)

Beginning balance December 31, 2010	$3,323	$3,323

Realized/unrealized gains and losses
Included in other comprehensive income (loss)	(8)	(8)

Ending balance April 1, 2011	$3,315	$3,315

As of April 1, 2011, we classified $3.3 million of investments in ARS as long-term due to the fact that they had experienced failed auctions. The remaining securities with a value of $9.9 million have a maturity date of twelve months or less and therefore are classified as short-term investments on our Consolidated Balance Sheet. Our money market and treasury funds with a value of $3.3 million have a maturity of ninety days or less and therefore are classified as cash and cash equivalents on our Consolidated Balance Sheet.

At April 1, 2011, the estimated fair value of our investments in ARS was $385,000 less than its cost. As we intend to hold on to these securities until the sooner of a recovery in the ARS market or a call of the securities by the issuer and it is more-likely-than-not that we will not be required to sell this ARS prior to recovery, we did not record other-than-temporary impairment charges in the fiscal quarter ended April 1, 2011.

During the fiscal quarter ended April 1, 2011 we recorded $3,000 in unrealized loss on our available-for-sale investments which was recorded in accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at April 1, 2011.

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

All acquired assets and liabilities as a result of our acquisitions are measured at fair value on a non-recurring basis.

We review our long-lived assets for future use, physical deterioration and technical and economical obsolescence. We recorded an impairment of $16,000 related to our long-lived assets for the   fiscal quarter ended April 1, 2011.

5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity resulting from non-owner sources. The components of our comprehensive loss are as follows:

	For the three months ended
	April 1,	April 2,
	2011	2010
	(In thousands)

Net loss	$(5,602)	$(4,715)
Unrealized loss on AFS investments	(3)	(1)
Currency translation adjustment	221	-
Comprehensive loss	$(5,384)	$(4,716)

6. Inventory

	As of
	April 1,	December 31,
	2011	2010
	(In thousands)
Work-in-process	$4,571	$4,402
Finished goods	5,011	2,793
Valuation allowance	(1,961)	(1,735)
	$7,621	$5,460

7. Property and Equipment

		As of
	Useful Life	April 1,	December 31,
	(Years)	2011	2010
		(In thousands)

Production and lab equipment	3 - 8	$6,379	$6,169
Computer equipment	3 - 5	1,486	1,426
Office furniture and fixtures	3	609	588
Computer software	3 - 5	1,717	1,768
Leasehold improvements	3 - 6	1,366	1,361
		11,557	11,312
Less: Accumulated depreciation		(7,309)	(6,882)
		$4,248	$4,430

Depreciation expense was approximately $462,000 and $323,000 for the three months ended April 1, 2011 and April 2, 2010, respectively.

 8. Goodwill and Intangible Assets

The following table summarizes the activity related to the carrying value of our goodwill at April 1, 2011:

	Reportable Segments
	Smart Sensor Solutions	Embedded Security Solutions	Consolidated
	(In thousands)

Goodwill at December 31, 2010	$—	$2,729	$2,729
Accumulated impairment	—	—	—
Goodwill at April 1, 2011	$—	$2,729	$2,729

At April 1, 2011 and December 31, 2010, purchased intangible assets consisted of the following:

	As of
	April 1, 2011			December 31, 2010

	Gross carrying value	Accumulated amortization	Net book value	Gross carrying value	Accumulated amortization	Net book value
	(In thousands)

Patents subject to amortization (6-19 years)	$1,050	169	$881	$1,050	$144	$906
Total customer relationships	13,575	1,132	12,443	13,575	692	12,883
Total developed technology	8,692	1,224	7,468	8,692	876	7,816
Total IC distribution agreement	2,020	670	1,350	2,020	526	1,494
Total non-compete agreement	533	124	409	533	97	436
Total backlog	829	581	248	829	331	498
	$26,699	$3,900	$22,799	$26,699	$2,666	$24,033

Amortization expense for intangible assets amounted to approximately $1,234,000 and $136,000 for the three months ended April 1, 2011 and April 2, 2010, respectively. The weighted average amortization period is 6.7 years. The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending January 1, 2016 is as follows:

Fiscal year	Amount
(In thousands)
2011	$4,261
2012	3,904
2013	3,551
2014	3,147
2015	2,756
$17,619

9.  Commitments and Contingencies

Legal Proceedings

AuthenTec is an intervening party in federal patent infringement lawsuit brought by Innovative Biometric Technology, LLC (“IBT”), against Lenovo, Fujitsu, ASUS, Toshiba, and others.  The case is captioned Innovative Biometric Technology, LLC v. Lenovo (United States), Inc., et al., Case No. 9:09-cv-81046-KLR, and was filed on July 19, 2009 in the U.S. District Court for the Southern District of Florida (the “Court”).  IBT asserts that the use of certain of the defendant’s products shipped into the United States infringe U.S. Patent No. 7,134,016 (the “‘016 patent”), which is entitled Software System with a Biometric Dongle and relates generally to a method of protecting software program access.   AuthenTec intervened in the case, which the Court approved  in November 2010, because IBT’s allegations relate, in part, to the use of biometric software or hardware supplied by us and UPEK, Inc. (“UPEK”) to certain of the defendants that has been integrated into laptop computers by our and UPEK’s customers. The parties have taken positions on claim construction and a claim construction hearing has not yet been set by the Court.  On March 25, 2011, AuthenTec filed a Motion for Summary Judgment of Invalidity and Non-Infringement and asked the Court to find the ‘016 patent invalid as anticipated (or made obvious) by three individual references.  In the alternative, the Court is asked to rule that IBT cannot prove infringement of any accused product. IBT has filed an Opposition to the Motion for Summary Judgment, to which AuthenTec has filed a Reply.  The Court has not yet acted on these pending pleadings. Discovery is scheduled to end by early June 2011, all pretrial motions and memoranda of law are due by July 1, 2011, and a trial date is set for December 5, 2011. IBT is seeking unspecified monetary damages from the defendants in this case. We believe IBT’s patent is invalid and not infringed.

We accrue litigation related legal expenses if these costs are reasonably estimable, regardless of whether a liability can be estimated for the loss contingency, itself. If actual and forecasted legal expenses differ from these estimates, adjustments to the accrual account may be required in future periods. In fiscal year 2010 we accrued approximately $1.9 million in estimated future costs associated with defending IBT litigation. We recorded the expense for the accrual of the legal fees in the General and Administrative caption of our Statement of Operations for the year ended December 31, 2010.

 In addition to these legal actions, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities.  In our opinion, resolution of these matters, including the IBT litigation, is not expected to have any future material adverse impact on our consolidated results of operations, cash flows or our financial position.  However, depending on the amount, duration and timing, an unfavorable resolution of a matter, including the IBT litigation, could materially affect our future results of operations, cash flows or financial position in a particular period.

 10. Stock-Based Compensation

A summary of the stock options activity for the three months ended April 1, 2011 is presented below:

		Weighted
	Number of	average
	shares	exercise
	(in thousands)	price
Outstanding as of December 31, 2010	6,167	$3.31
Granted	236	3.40
Forfeited	(291)	12.32
Exercised	(54)	1.36
Outstanding as of April 1, 2011	6,058	$2.89

The total intrinsic value of options exercised during the three months ended April 1, 2011 was approximately $88,000.

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

A summary of the restricted stock activity for the three months ended April 1, 2011 is presented below:

		Weighted
	Number of	average
	shares	grant-date
	(in thousands)	fair value
Outstanding as of December 31, 2010	131	$4.09
Granted	6	3.46
Forfeited	(6)	2.29
Vested/Issued	(97)	1.95
Outstanding as of April 1, 2011	34	$10.58

The total intrinsic value of restricted stock units vested during the three months ended April 1, 2011 was approximately $336,000.

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

 The total unrecognized stock-based compensation for stock option and restricted stock awards accounted for under ASC 718 was approximately $3,488,000 as of April 1, 2011. These awards had a remaining weighted-average period over which they are expected to be recognized of 2.8 years as of April 1, 2011. During the three months ended April 1, 2011 we recognized approximately $635,000 in accelerated stock-based compensation expense related to cancellation of certain prior option grants.

The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values were based on estimates at the date of grant as follows:

	Three Months Ended
	April 1, 2011	April 2, 2010
Grant Date Fair Value	$2.09	$1.44
Expected life (in years)	4.8	4.5
Risk free rate	2%	2%
Volatility	76%	76%
Dividend yield	0%	0%
Estimated forfeiture rate	14%	12%

11. Business Acquisitions

On February 26, 2010, we acquired substantially all of the assets and certain liabilities related to SafeNet's Embedded Security Solutions division in exchange for approximately $8.5 million in cash and 1,211,482 shares of our common stock ( which was later reduced by 385,982 shares for a total share consideration of 825,500 in connection with the opening balance sheet working capital adjustment pursuant to the agreement ).

On September 7, 2010, we closed on the acquisition of UPEK, Inc. in which we acquired all of the outstanding shares of capital stock of UPEK in exchange for 5,956,540 shares of our common stock and a non-interest bearing promissory note which was recorded at a fair value of approximately $13,606,000 at the time of acquisition. On December 22, 2010, we issued 7,984,281 shares of our common stock in settlement of the promissory note and recorded a note settlement charge of $7.1 million.  These acquisitions were accounted for under the acquisition method, in accordance with ASC 805, "Business Combinations", with the assets and liabilities acquired recorded at their fair values at the date of acquisition. The results of operations of the acquired businesses have been included in our operating results beginning as of the effective dates of these acquisitions.

Supplemental Pro Forma Data (unaudited)

The following unaudited pro forma financial information for the three months ended April 2, 2010 represent the combined results of our operations as if the SafeNet’s Embedded Security Solutions division and the UPEK,Inc acquisitions had occurred on January 1, 2010. The unaudited pro forma results reflect certain adjustments related to these acquisitions such as increased amortization expense on acquired intangible assets resulting from the fair valuation of assets acquired. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such period.

Three months ended
April 2, 2010
(In thousands, except per share data)

Revenue	$16,113
Net loss	(9,829)

Net loss per common share, basic and diluted	$(0.23)

12. Segment Information

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

Historically we operated in one segment.  However, as a result of our acquisition of SafeNet’s Embedded Security Solutions division in February 2010, we have determined that we operate in two reporting segments: Smart Sensor Solutions (“SSS”) and Embedded Security Solutions (“ESS”). Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information at the operating segment level. A description of the types of products and services provided by each business segment follows.

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

            We evaluate the performance of our segments based on  income (loss) from operations. Our Chief Executive Officer does not review any information regarding total assets on an operating segment basis. The accounting policies for segment reporting are the same as for AuthenTec as a whole. The table below presents revenues and operating loss for reportable segments for the three months ended April 1, 2011 and April 2, 2010:

	Reportable segments
	Smart Sensor Solutions	Embedded Security Solutions	Consolidated
	(In thousands)
Three months ended April 1, 2011
Net revenue	$10,783	$4,693	$15,476
Income (loss) from operations	(5,769)	577	(5,192)

Three months ended April 2, 2010
Net revenue	8,233	943	9,176
Income (loss) from operations	$(4,516)	(239)	$(4,755)

The following table is based on the geographic location of OEMs, ODMs and the distributors which purchased our products. For shipments to ODMs, contract manufacturers or distributors, their geographic location may be different from the geographic locations of the ultimate end customers. For the three months ended April 1, 2011 and April 2, 2010, revenue generated from international customers accounted for approximately 76% and 93% of total revenue, respectively.

The majority of our revenue is denominated in U.S. dollars, however we do generate revenue that is denominated in other currencies, mostly Euros and Japanese Yen.

	Three months ended
	April 1,		April 2,
	2011		2010
	Revenue $	% of total	Revenue $	% of total
	(In thousands)

Asia/Pacific	$8,353	54%	$5,894	64%
Japan	2,174	14	2,296	25
United States	3,638	24	665	7
Europe	1,246	8	270	3
Canada	65	0	51	1
	$15,476	100%	$9,176	100%

% Int'l	76%		93%

The following table outlines the geographic location of our net long-lived assets:

	As of
	April 1, 2011	December 31, 2010
	(In thousands)
Asia/Pacific	$1,907	$2,118
Japan	2	4
United States	1,510	1,418
Europe	829	890
Total	$4,248	$4,430

13. Income Taxes

During the three months ended April 1, 2011 and April 2, 2010, we recorded an income tax provision of $136,000 and $0, respectively.  The income tax provision recorded during the fiscal quarter ended April 1, 2011 resulted from profitable results in our foreign entities.

At April 1, 2011 and December 31, 2010, we had unrecognized tax benefits for uncertain tax positions of $1.5 million. None of the balance as of April 1, 2011 would affect our effective tax rate if recognized because it will be offset by the release of a valuation allowance of an equal amount.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  We did not have any interest and penalties related to uncertain tax provisions during the three months ended April 1, 2011.

The tax years 2006 to 2010 remain open to examination by one or more of the major tax jurisdictions in which are subject to taxation on our taxable income.

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

Action plans necessary to carry out the restructuring plan have been identified and the majority was implemented by the end of the fiscal quarter ended April 1, 2011. These action plans included the closure of UPEK’s Singapore operations, which was substantially complete by the end of 2010.

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

Below is a listing of the components of the restructuring and impairment related charges for the three months ending April 1, 2011:

(In thousands)
Severance	$318
Legal fees	72
Obligation settlement	(107)
$283

All of the restructuring charges were attributable to the Smart Sensor Solutions segment. The table below reflects the changes in accrued restructuring balances associated with these actions:

	Severance and Benefits	Legal and Other

Accrual at December 31, 2010	$717	$259
Restructuring expense	318	(35)
Payments	(683)	(159)
Accrual at April 1, 2011	$352	$65

The accrual balances above are components of Accrued compensation and benefits and Other accrued liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment.

 15. Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, which updates the guidance currently included under topic ASC 605-25, Multiple Element Arrangements. ASU 2009-13 relates to the final consensus reached by FASB on a new revenue recognition guidance regarding revenue arrangements with multiple deliverables. The new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new accounting guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. We adopted ASU 2009-13 on January 1, 2011 and the adoption did not have a material impact on our consolidated financial statements.

In October 2009, FASB issued ASU No. 2009-14, Topic 985: Certain Revenue Arrangements That Include Software Elements (a Consensus of the FASB Emerging Issues Task Force Issue (EITF)). ASU No. 2009-14 modifies ASC 985-605, Software Revenue, to exclude tangible products that include software and non-software components that function together to deliver the product's functionality. This updated guidance will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted ASU 2009-14 on January 1, 2011 and the adoption did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Topic 650: Revenue Recognition – Milestone Method. This update provides guidance on defining a milestone as well as the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We adopted ASU 2010-17 on January 1, 2011 and the adoption did not have a material impact on our consolidated financial statements.

We adopted new revenue recognition accounting standards on the first day of our fiscal 2011 for revenue arrangements that include both hardware and software elements. Under these new standards, hardware products containing software components and non software components that function together to deliver the hardware product’s essential functionality are excluded from the pre-existing software revenue standards. The residual method is no longer allowed when allocating consideration for arrangements under these new accounting standards.

A multiple element arrangement is any arrangement that includes or contemplates rights to a combination of software or hardware products, software license types, services, training or maintenance in a single arrangement. From time to time, we may include individual deliverables in separately priced and separately executed contracts with the same customer. We evaluate all relevant facts and circumstances in determining whether the separate contracts should be accounted for individually as distinct arrangements or whether the separate contracts are, in substance, a multiple element arrangement. Significant judgment can be involved in determining whether a group of contracts might be so closely related that they are, in effect, part of a single arrangement.

For a single transaction or multiple element arrangement that includes software and non software elements, we allocate consideration to all deliverables based on their relative standalone selling prices. In these circumstances, the new accounting standards establish a hierarchy to determine the standalone selling price to be used for allocating consideration to deliverables as follows:

•	Vendor-specific objective evidence of fair value, or VSOE;

•	Third-party evidence of selling price, or TPE; and

•	Best estimate of the selling price, or BESP.

The new accounting standards do not generally change the separate elements identified in our revenue transactions. For multiple element arrangements that contain software and non software elements, we allocate the consideration to software or software-related elements as a group, and to any non software element separately based on the standalone selling price hierarchy. The consideration allocated to each element is then recognized as revenue when the basic revenue recognition criteria are met for each element. Once the consideration is allocated to the group of software and software-related elements, we then follow the recognition principles of pre-existing software accounting guidance.

TPE is determined based on competitor prices for similar deliverables when sold separately.

We calculate the BESP of our hardware products based on our pricing practices, including the historical average prices charged for comparable hardware products. Our process for determining BESP for our software deliverables without VSOE or TPE takes into account multiple factors that vary depending upon the unique facts and circumstances related to each deliverable. Key external and internal factors considered in developing the BESPs include, but are not limited to, prices charged by us for similar arrangements, historical pricing practices and the nature of the product. In addition, when developing BESPs, we may consider other factors as appropriate including the pricing of competitive alternatives, if they exist, and product-specific business objectives.

We adopted these new accounting standards on a prospective basis. We began applying the new accounting standards for arrangements entered into or materially modified on or after January 1, 2011. The adoption of the new standards did not have a material impact on our consolidated financial statements.

16. Related Party Transactions

Chris Fedde, a current member of our board of directors, is the President and Chief Operating Officer and a director of SafeNet.  On February 26, 2010, we acquired substantially all of the assets related to SafeNet’s Embedded Security Solutions. The Asset Purchase Agreement and the transactions contemplated therein, including the consideration to be paid by us for SafeNet’s Embedded Security division, were unanimously approved by the disinterested directors of the Company, who were fully informed of Mr. Fedde’s positions with SafeNet.  The disinterested directors unanimously determined that the acquisition terms were fair and reasonable to the Company and our stockholders and that it was in the best interests of the Company and our stockholders to effect the transactions contemplated by the Asset Purchase Agreement.

Dr. Ronald Black, a current member of our board of directors, is a former UPEK stockholder received 544,748 shares of our common stock upon of the conversion of the promissory note which was approved by our shareholders. Dr. Ronald Black also received 416,960 shares of our common stock as part of the acquisition of UPEK.

Jean Schmitt, a current member of our board of directors, is a managing partner of Sofinnova Partners, which is the management company of Sofinnova Capital IV FCPR. Sofinnova Capital IV FCPR was a significant stockholder of UPEK and received 3,195,574 shares of our common stock upon the conversion of the promissory note which was approved by our shareholders. Sofinnova Capital IV FCPR also received 2,251,107 shares of our common stock as part of the acquisition of UPEK.

Dr. Black and Mr. Schmitt were not members of our board of directors when our board of directors considered and approved the UPEK acquisition and other matters related thereto, including the issuance of the promissory note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to our unaudited consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010. Except for the historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to expected future results and business trends that are based upon our current estimate, expectations, and projections about the industry, and upon our beliefs, and certain assumptions we have made that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “guidance,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “prospects,” “outlook,” “forecast,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: the timely introduction of new products, demand for, and market acceptance of, new and existing fingerprint sensors in the PC and wireless markets, our ability to secure design wins and these design wins leading to future production, the adoption of our sensors in other applications outside of PC notebooks and wireless devices, the rate at which we increase our activity and opportunities in the wireless market, changes in product mix, the actions of existing or future competitors, our ability to successfully integrate acquired businesses in our operations, the impact of litigation and the impact of the macroeconomic trends on our served markets, as well as other risks detailed from time to time in our SEC filings, including Part I, item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of security and identity management solutions for enterprise, government and consumer markets.  We provide a series of products including fingerprint sensors, software and intellectual property (IP) that provide security, convenience, personalization and navigation features in such end products as PCs, cell phones, printers, network servers and many other products.

We have transitioned from a mixed-signal semiconductor component supplier to the provider of complete solutions focused on security and identity management solutions, including smart fingerprint sensors, identity management software and IP products and services. We believe our TruePrint® based smart fingerprint sensors products, which are based on our patented TruePrint radio frequency (RF) technology, are the most accurate, reliable, cost-effective, easy to use and versatile products commercially available today. They offer multiple functions to users of PCs, smart phones, feature phones and other products. Since our inception in 1998, and excluding shipments from our UPEK acquisition, we have shipped over 54 million sensors which have been integrated into over 250 different models of laptops, desktops and PC peripherals as well as over 10 million mobile phones. Complementing our smart sensors is our TrueSuite® identity management family of software, providing PC and mobile users secure, one-touch access to their digital identity and online social networks. TrueSuite was introduced in 2009, and is beginning to be integrated in AuthenTec-enabled notebook PCs being offered by the world’s PC OEMs. TrueSuite Mobile®, was introduced in October 2010 and is targeted for AuthenTec enabled mobile phones.

We primarily sell our products to OEMs, ODMs, contract manufacturers, government agencies, software application vendors, and service providers. Our customers’ products are complex and require significant time to define, design and ramp to volume production. Our sales cycle begins with our selling and marketing staff and application engineers engaging with our customers’ system designers and management, which is typically a multi-month, or even multi-year, process. If we are successful, a customer will decide to incorporate our solution in its product, which we refer to as a design-win.  There is no assurance that a design-win will make it to full production as the product we are designed into could be cancelled for any number of reasons by the customer.  Because the sales cycles for our products are long, we incur expenses to develop and sell our products, regardless of whether we achieve the design-win and well in advance of generating revenue, if any, from those expenditures. We do not have long-term purchase commitments from any of our customers, as sales of our products are generally made under individual purchase orders. However, once one of our products is incorporated into a customer’s design, it is likely to remain designed in for the life cycle of that specific product. We believe this to be the case because a redesign of a product already in production would generally be time consuming and expensive.

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

In September 2010, we acquired privately-held UPEK, a leading supplier of fingerprint solutions for consumer, business and government applications. We believe we have and will continue to benefit from UPEK’s software expertise, presence in the PC and wireless markets and leadership in silicon based biometrics for government and ID.

As a result of these acquisitions, we now offer a broad portfolio of smart sensors for the PC, wireless, access control and government markets, multiple USB fingerprint readers, PC identity management software for enterprises (Protector Suite™) and consumers (TrueSuite® and TrueSuite Mobile®), and a comprehensive embedded security IP portfolio. With the addition of UPEK patents, we expanded our intellectual property portfolio to nearly 200 issued and filed U.S. patents.

Furthermore, the acquisitions of Safenet’s Embedded Security Division and UPEK contributed to our growth in revenue  to $44.7 million in 2010 from $34.1 million in 2009.

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

·
The global macroeconomic downturn accelerated the growth in sales of consumer lower cost PCs, including tablets. The fingerprint sensor attach rate in lower-cost PCs is lower relative to more expensive, feature rich models. To increase penetration of the lower-cost PC market, we are focusing development efforts on lower-cost fingerprint sensors and client application software tailored for use in this growing portion of the PC market. We introduced a small, lower-cost fingerprint sensor for the PC market, the AES1660 and our TrueSuite identity management software in 2009. These new solutions are tailored for consumer PCs and the growing portion of the lower-cost laptop market.

·
Outside of Japan, wireless network carriers are still evaluating the value proposition of integrating fingerprint sensors into wireless and other handheld devices sold for use on their networks. We expect eventual widespread integration of fingerprint sensors into wireless devices; however, the timing of adoption by wireless network carriers, if at all, will have a significant impact on our future revenues. In response, we are working with wireless device manufacturers to accelerate adoption of fingerprint sensors by highlighting features such as personalization and navigation as well as our application software.  We are starting to see results of our efforts and we are focused on improving the durability and aesthetics of our sensors for wireless devices through continued development of our new TouchStone packaging technology. In February 2010, we introduced the AES1750, first smart sensor for the mobile systems market, which takes full advantage of AuthenTec’s new TouchStone packaging technology. In October 2010, we introduced our AES850, the smallest sensor we have developed to date, combining both advanced navigation with biometrically enabled touch based features, as a cost competitive alternative to navigation only devices in mobile phones. We are starting to see adoption of fingerprint sensors in the smartphones by U.S. wireless networks carriers.

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

Our critical accounting policies as of April 1, 2011 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 17, 2011 with an exception of adoption of new accounting standards related to revenue recognition.

Accounting Standards Adopted

 In October 2009, the Financial Accounting Standards Board (FASB) concurrently issued the following Accounting Standards Updates (ASUs):

•
 ASU No. 2009 – 14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

•
ASU No. 2009 – 13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services and support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables.

We adopted these standards in the first quarter of 2011 by applying them on a prospective basis to revenue arrangements entered into or materially modified beginning January 1, 2011. The adoption of these standards did not have a significant impact on our financial position or results of operations.

            Results of Operations

The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Three months ended
	April 1, 2011	April 2, 2010

Revenue	100%	100%
Cost of revenue	52	51

Gross margin	48	49

Operating expenses
Research and development	38	43
Selling and marketing	26	25
General and administrative	16	32
Restructuring and impairment related charges	2	—

Total operating expenses	82	100

Loss from operations	(34)	(51)

Total other income (expense), net	(2)	—

Net loss before income taxes	(37)	(51)
Provision for income taxes	1	—

Net loss	(36%)	(51%)

Comparison of the Three Months Ended April 1, 2011 and April 2, 2010

Revenue. Our consolidated revenue was $15.5 million for the three months ended April 1, 2011 as compared to $9.2 million for the three months ended April 2, 2010, an increase of $6.3 million or 68%. The increase in revenue was mostly attributable to the incremental revenue gained from the acquisition of SafeNet’s Embedded Security Solutions (“ESS” division) which occurred on February 26, 2010 and the acquisition of UPEK, Inc., (included in our “SSS” segment) which was completed on September 7, 2010. Our Embedded Security Solutions revenue consists primarily of technology licenses, royalty revenue, support and maintenance as well as shipments of integrated circuit chips. Embedded Security Solutions added $3.7 million in revenue for the three months ended April 1, 2011 and our revenue in Smart Sensor Solutions segment grew by $2.6 million, or 31% as compared to the same period last year. The increase in Smart Sensor revenue was primarily driven by the growth in the government and access control market mostly gained as a result of the UPEK acquisition as well as increased penetration in the wireless market during the quarter to support new AuthenTec-enabled smartphone models worldwide.

Following is an analysis of revenue by reportable segment:

	Three months ended
	April 1, 2011	April 2, 2010	% Change
	(In thousands)
Smart Sensor Solutions	$10,783	$8,233	31%
Embedded Security Solutions	4,693	943	398%
Consolidated	$15,476	$9,176	69%

Cost of revenue and gross margin. Our cost of revenue was $8.1 million for the three months ended April 1, 2011 as compared to $4.7 million for the three months ended April 2, 2010, resulting in a gross profit of $7.4 million for the three months ended April 1, 2011 as compared to $4.5 million for the three months ended April 2, 2010, an increase of $2.9 million, or 64%. The increased cost of revenues was primarily due to the increased revenues as a result of the acquisition of the Embedded Security Solutions segment and UPEK. Consolidated gross margin was 48% and 49% in the three months ended April 1, 2011 and April 2, 2010, respectively.

The Smart Sensor Solutions segment gross margin was 32% in the three months ended April 1, 2011 as compared to 46% in the same time frame last year. The decline in gross margin for the three months ended April 1, 2011 as compared to the same period prior year was primarily attributed to the increased amortization of purchased intangible assets, unfavorable product mix and overall decline in ASP’s by four percent (4%).

Embedded Security Solutions segment gross margin was 84% in the three months ended April 1, 2011 as compared to 71% in the three months ended April 2, 2010. The increase in gross margin was primarily driven by the mix of higher licensing and royalty revenue in contrast to the hardware (chips) shipments. The revenue from software licensing fees and royalties contain no or minimal product costs which compel higher profit margin. Cost of goods in the Embedded Security Solutions segment is mostly comprised of the manufacturing costs associated with the integrated circuit chips, amortization expense as a result of acquired amortizable intangible assets and technical support costs. Depending on the revenue partition between hardware and software, profit margin may vary between periods.

Research and development expenses. Research and development expenses were $5.9 million for the three months ended April 1, 2011 as compared to $4.0 million for the three months ended April 2, 2010, an increase of $1.9 million, or 48%. Research and development expenses were 38% and 43% of revenue for the three months ended April 1, 2011 and April 2, 2010, respectively. The increase in the first quarter of 2011 was primarily due to the increased research and development expenses as a result of the acquisition of the Embedded Security Solutions segment and UPEK. Research and development expenses in the Smart Sensor Solutions segment increased by $0.7 million mostly due to research and developments costs attributable to increase in labor related costs of $0.4 million, amortization of purchased intangible assets of $0.2 million and increase of outside engineering of $0.1 million, all primarily as a result of the UPEK acquisition. Research and development expenses associated with Embedded Security Solutions segment increased by $1.2 million for the three months ended April 1, 2011 due to incremental costs of the acquired business. Engineering labor and related personnel costs increased by $1.0 million, outside services increased by $0.1 million and facilities related costs increased by $0.1 million.

Selling and marketing expenses. Selling and marketing expenses were $4.0 million for the three months ended April 1, 2011, as compared to $2.3 million for the three months ended April 2, 2010, an increase of $1.7 million, or 76%. Selling and marketing expenses were 26% and 25% of revenue for the three months ended April 1, 2011 and April 2, 2010, respectively. The selling and marketing expenses for Smart Sensor Solutions segment increased by $0.8 million primarily due to an increase of incremental UPEK costs consisting of labor costs of $0.3 million, amortization of acquired intangible assets of $0.4 million as well as facilities related expenses of $0.1 million. The selling and marketing expenses for the Embedded Security Solutions segment increased by $0.9 million for the three months ended April 1, 2011 mostly associated with higher labor and personnel related costs of $0.6 million, increased travel expenses of $0.1 million, increased outside services of $0.1 million as well as amortization of purchased intangible assets of $0.1 million.

General and administrative expenses. General and administrative expenses were $2.5 million for the three months ended April 1, 2011 as compared to $3.0 million for the three months ended April 2, 2010, a decrease of $0.5 million or 17%. General and administrative expenses were 16% and 32% of revenue for the three months ended April 1, 2011 and April 2, 2010, respectively. General and administrative expenses decreased by $0.9 million in the Smart Sensor Solutions segment predominately as a result of a decrease in acquisition related legal and accounting costs of $0.9 million and a decrease in other outside legal fees of $0.4 million. These decreases were somewhat offset with higher labor and personnel related costs of $0.4 million primarily due to additional headcount as a result of the UPEK acquisition. The general and administrative expenses in the Embedded Security Solutions segment increased by $0.4 million due to incremental costs of the acquired business and consisted mostly of outside legal fees and corporate allocations.

Restructuring and impairment related charges. Restructuring charges were $0.3 million for the three months ended April 1, 2011 as compared to none for the three months ended April 2, 2010. Restructuring charges were 2% and 0% of revenue for the three months ended April 1, 2011 and April 2, 2010, respectively. As a result of restructuring activities, we recorded employment termination benefits of $0.3 million and outside legal and accounting fees of $0.1 million. These costs were slightly offset by $0.1 million credit for an obligation that was settled for less than the contractually obligated  amount.

Other income (expense), net. Other income (expense) was ($0.3) million for the three months ended April 1, 2011 as compared to none for the three months ended April 2, 2010. Other income (expense), net decreased by $0.3 million to a net other expense of $0.3 million for the three months ended April 1, 2011, mostly attributable to the foreign currency adjustment.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with the issuance and sale of our common and preferred stock, and senior secured convertible debt. Our cash, cash equivalents and investments were $24.4 million as of April 1, 2011, a decrease of $7.4 million from December 31, 2010. The decrease in our cash, cash equivalents and investments as of April 1, 2011 was primarily attributable to the net operating loss for the quarter, purchases of inventory parts and severance payments associated with restructuring activities.

	Three months ended
	April 1, 2011	April 2, 2010
	(In thousands)
Consolidated statement of cash flows data:
Purchase of property and equipment	$(298)	$(152)
Business acquisition	-	(8,500)

Cash flows from operating activities	(7,024)	(1,570)
Cash flows from investing activities	4,802	(8,752)
Cash flows from financing activities	68	9

Operating activities. Net cash used in operating activities was $7.0 million in the three months ended April 1, 2011. Operating loss, excluding stock-based compensation, depreciation and amortization expense and other non cash items contributed to $2.3 million of cash used in operating activities. Inventory purchases and severance payouts contributed to $2.5 million and $1.5 million of cash used and operating activities, respectively. Deferred revenue decrease contributed to $0.8 million of cash used in operating activities due to collections in prior quarter that were partially recognized as revenue during the three months ended April 1, 2011.

Net cash used in operating activities was $1.6 million in the three months ended April 2, 2010, primarily due to net operating loss for the period partially offset by an increase in accounts payable and accrued expenses and a decrease in inventory due to stringent inventory management. Operating loss, excluding stock-based compensation and depreciation and amortization expense, contributed to $3.5 million of cash used in operating activities; offset by an increase of $1.9 million in trade payables and other accrued expenses due to invoices from our manufacturing contractors invoices for outside legal costs.

Investing activities. Net cash provided by investing activities was $4.8 million in the three months ended April 1, 2011, mostly related to maturity of our short-term  investments; offset slightly by $0.3 million used for purchases property and equipment.

Net cash used in investing activities was $8.8 million in the three months ended April 2, 2010, mostly attributable to $8.5 million cash paid for SafeNet’s Embedded Security business, $0.2 million used for purchases of property and equipment and $0.1 million used to purchase short-term investments.

Financing activities. Net cash provided by our financing activities is a result of proceeds received from exercise of stock options for the three months ended April 1, 2011 as well as for the three months ended April 2, 2010.

We believe our $21.1 million of cash and cash equivalents and short term investments at April 1, 2011 as well as expected cash flow from our Embedded Security Solutions segment will be sufficient to fund our projected operating requirements for at least the next twelve months.

Our investment policies are designed to provide liquidity, preserve capital and achieve an acceptable return on invested assets. As of April 1, 2011, our investment portfolio consisted primarily of U.S. treasury and U.S. government agency funds and fixed-income securities. The weighted average maturity is less than twelve months. We utilize investment vehicles such as treasuries, U.S. government agency funds and auction rate securities.

As of April 1, 2011, $3.3 million of our $13.2 million in short-term and long-term investments were comprised of preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan backed auction rate security is a state issued note with its underlying student loans being substantially insured by the U.S. government.

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

All of our auction rate securities held at April 1, 2011 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist.

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

Contractual Obligations

There were no material changes during the period covered by this report to the contractual obligations previously disclosed in our 2010 Annual Report on Form10-K filed with the SEC on March 17, 2011.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Recent Accounting Pronouncements

See Note 15 of the Notes to Consolidated Financial Statements for recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risks

Foreign currency risk. The majority of our revenue is denominated in U.S. dollars, however we do generate revenue that is denominated in other currencies, mostly Euros and Japanese Yen. We do have the risk of our products being more expensive outside the United States if the value of the U.S. dollar increases as compared to the local currency of our customer. This could result in pricing pressure, lower revenue and lower gross margins. Our international sales and research and development operations incur expenses that are denominated in foreign currencies. These expenses are expected to increase in fiscal 2011 as a result of the acquisitions of SafeNet’s Embedded Security division and UPEK whose main operations are located outside the United States. To the extent that we expand our operations into Europe and Asia, the effects of inflation and currency fluctuations could impact our financial condition and results of operations. A ten percent (10%) change in a currency exchange rate could cause an impact to our financial statements of approximately $1.7 million.

Interest rate risk. We had cash, cash equivalents and investments of $24.4 million as of April 1, 2011, which were held for working capital and strategic purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and achieve an acceptable return without significantly increasing our risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk and reduce exposure, we maintain our portfolio of cash equivalents and short-term and long-term investments in investment grade securities that are primarily of a conservative nature. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations.

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

At April, 2011, we held $3.3 million in auction rate securities and consider them inactively traded securities. The rate of interest paid on the auction rate securities is determined at auctions held at pre-determined intervals, usually every seven, 28 or 35 days. If sufficient clearing bids are not made in a particular auction, that can result in the inability to liquidate the asset-backed securities in the auction. All of our auction rate securities held as of April 1, 2011 had experienced failed auctions. There can be no assurance that auctions on the auction rate securities in our investment portfolio will succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may decline even further and we may record additional temporary or other than temporary impairment charges.

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

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of April 1, 2011 to provide reasonable assurance of the achievement of these objectives.

Changes in internal controls. There was no change in our internal control over financial reporting during the quarter ended April 1, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

AuthenTec is an intervening party in federal patent infringement lawsuit brought by Innovative Biometric Technology, LLC (“IBT”), against Lenovo, Fujitsu, ASUS, Toshiba, and others.  The case is captioned Innovative Biometric Technology, LLC v. Lenovo (United States), Inc., et al., Case No. 9:09-cv-81046-KLR, and was filed on July 19, 2009 in the U.S. District Court for the Southern District of Florida (the “Court”).  IBT asserts that the use of certain of the defendant’s products shipped into the United States infringe U.S. Patent No. 7,134,016 (the “‘016 patent”), which is entitled Software System with a Biometric Dongle and relates generally to a method of protecting software program access.  AuthenTec intervened in the case, which the Court approved  in November 2010, because IBT’s allegations relate, in part, to the use of biometric software or hardware supplied by us and UPEK to certain of the defendants that has been integrated into laptop computers by our and UPEK’s customers. The parties have taken positions on claim construction and a claim construction hearing has not yet been set by the Court.  On March 25, 2011, AuthenTec filed a Motion for Summary Judgment of Invalidity and Non-Infringement and asked the Court to find the ‘016 patent invalid as anticipated (or made obvious) by three individual references.  In the alternative, the Court is asked to rule that IBT cannot prove infringement of any accused product. IBT has filed an Opposition to the Motion for Summary Judgment, to which AuthenTec’s filed a reply.  The Court has not yet acted on these pending pleadings. Discovery is scheduled to end by early June 2011, all pretrial motions and memoranda of law are due by July 1, 2011, and a trial date is set for December 5, 2011. IBT is seeking unspecified monetary damages from the defendants in this case. We believe IBT’s patent is invalid and not infringed.

We accrue litigation related legal expenses if these costs are reasonably estimable, regardless of whether a liability can be estimated for the loss contingency, itself. If actual and forecasted legal expenses differ from these estimates, adjustments to the accrual account may be required in future periods. In fiscal year 2010 we accrued approximately $1.9 million in estimated future costs associated with defending the IBT litigation. We recorded the expense for the accrual of the legal fees in the General and Administrative caption of our Statement of Operations for the year ended December 31, 2010.

In addition to these legal actions, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. In our opinion, resolution of these matters, including the IBT litigation, is not expected to have any future material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the amount, duration and timing, an unfavorable resolution of a matter, including the IBT litigation, could materially affect our future results of operations, cash flows or financial position in a particular period.

See “Part II, Item I. Legal Proceedings” of this report for a discussion of the litigation involving IBT.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in our 2010 Annual Report on Form10-K, which could materially affect our business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There were no material changes during the period covered by this report to the risk factors previously disclosed in our 2010 Annual Report on Form10-K filed with the SEC on March 17, 2011.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Removed and reserved

Item 5.	Other Information

We entered into an employment agreement, effective as of May 4, 2011, with Philip L. Calamia, our Chief Financial Officer, providing for a base salary of $235,000, subject to annual review and merit increases by our Board of Directors.  The employment agreement provides that Mr. Calamia will be eligible to participate in our annual bonus plans and to receive stock options and other equity-based awards and other benefits under any compensation plans or programs generally available to our other senior executives.

The employment agreement with Mr. Calamia provides that if his employment is terminated by us without cause, or if he is constructively terminated, he will be entitled to receive a lump sum payment equal to 12 months of his then-current base salary, plus a pro-rata portion of his target bonus for the year in which the termination occurs.  He will also be entitled to a lump sum payment equal to the cost of 12 months of the continuation of his then-current group health benefits.  In addition, the vesting of unvested equity awards will accelerate as to the amount of shares that would have otherwise vested over the next 12 months (with payouts under performance-based awards based on an assumed achievement of all performance goals at “target” level).  If the involuntary termination without cause or constructive termination occurs within six months prior to or twenty-four months after a change in control, all of Mr. Calamia’s unvested equity awards outstanding prior to the change in control will immediately become vested.

Following his termination of employment, the employment agreement restricts Mr. Calamia’s ability to compete with us, solicit customers and recruit employees for a period of 12 months.

Item 6.	Exhibits

10.1	Employment Agreement between AuthenTec, Inc. and Philip L. Calamia, effective May 4, 2011.†
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.† †
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.† †

†	Filed herewith.
††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTEC, INC.

	By:	/s/ Lawrence J. Ciaccia
Lawrence J. Ciaccia
Chief Executive Officer
(on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

/s/ Philip L. Calamia
Philip L. Calamia
Chief Financial Officer
DATE: May 10, 2011		(as the Registrant’s Principal Financial Officer)