Form 10-Q
period 2011-07-01
AUTHENTEC INC
filed 2011-08-09
CIK 1138830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 9, 2011 there were 43,806,558 shares of common stock outstanding.

AUTHENTEC, INC.

10.1	First Amendment to the AuthenTec, Inc. 2010 Incentive Plan
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets at July 1, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the three and six month periods ended July 1, 2011 and July 2, 2010; (iii) the Consolidated Statements of Cash Flows for the six months ended July 1, 2011 and July 2, 2010; and (iv) the Notes to the Consolidated Financial Statements – submitted herewith pursuant to Rule 406T.

AuthenTec, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	As of
	July 1,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$6,965	$13,280
Short-term investments	9,875	15,176
Accounts receivable, net of allowances of $276 and $150, respectively	11,539	9,678
Inventory	7,054	5,460
Other current assets	1,932	1,993
Total current assets	37,365	45,587
Long-term investments	3,393	3,323
Purchased intangible assets	21,245	24,033
Goodwill	2,729	2,729
Property and equipment, net	4,083	4,430
Total assets	$68,815	$80,102

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,277	$6,907
Accrued compensation and benefits	3,546	3,640
Accrued litigation related legal fees	1,078	1,802
Other accrued liabilities	2,988	4,002
Deferred revenue	3,382	4,678
Total current liabilities	18,271	21,029
Deferred rent	472	546
Total liabilities	18,743	21,575

Commitments and contingencies (see note 9)

Stockholders’ equity
Common stock, $.01 par value; 100,000 shares authorized; 43,804 and 43,581 issued and outstanding at July 1, 2011 and December 31, 2010	438	436
Additional paid-in capital	190,802	189,205
Accumulated other comprehensive income	446	54
Accumulated deficit	(141,614)	(131,168)
Total stockholders’ equity	50,072	58,527
Total liabilities and stockholders’ equity	$68,815	$80,102

 See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Revenue	$16,211	$10,721	$31,687	$19,897
Cost of revenue	8,464	5,210	16,515	9,936

Gross profit	7,747	5,511	15,172	9,961

Operating expenses
Research and development	6,477	4,742	12,364	8,728
Selling and marketing	4,077	3,306	8,067	5,572
General and administrative	1,740	2,073	4,198	5,026
Restructuring and impairment related charges	39	-	322	-

Total operating expenses	12,333	10,121	24,951	19,326

Loss from operations	(4,586)	(4,610)	(9,779)	(9,365)

Other income (expense):
Earnout adjustment	-	729	-	729
Interest income	29	44	58	84
Other expenses	(146)	-	(449)	-
Total other income, net	(117)	773	(391)	813

Loss before provision for income taxes	(4,703)	(3,837)	(10,170)	(8,552)

Provision for income taxes	141	63	276	63

Net loss	$(4,844)	$(3,900)	$(10,446)	$(8,615)

Net loss per common share, basic	$(0.11)	$(0.13)	$(0.24)	$(0.29)

Net loss per common share, diluted	$(0.11)	$(0.13)	$(0.24)	$(0.29)

Shares used in computing basic net loss per common share	43,753	29,912	43,677	29,532

Shares used in computing diluted net loss per common share	43,753	29,912	43,677	29,532

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2011	July 2, 2010
Cash flows from operating activities
Net loss	(10,446)	$(8,615)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,718	1,261
Amortization of deferred rent	(59)	44
Increase in bad debt provision	6	—
Increase in inventory provision	668	320
Stock-based compensation expense	1,553	1,413
Decrease in investment discounts/premiums	193	37
Impairment of fixed assets	16	—
Earnout adjustment	—	(729)
Decrease (increase) in assets, net of effects of acquisitions:
Accounts receivable	(1,791)	(445)
Inventory	(2,265)	196
Other assets	12	230
Increase (decrease) in liabilities, net of effects of acquisitions:
Accounts payable	350	1,346
Accrued compensation and benefits and other accrued liabilities	(1,059)	847
Accrued litigation related legal fees	(724)	—
Deferred revenue	(1,297)	477
Net cash used in operating activities	(11,125)	(3,618)
Cash flows from investing activities
Purchase of property and equipment	(433)	(300)
Acquisitions, net of cash acquired	—	(8,500)
Purchase of available-for-sale investments	—	(5,100)
Redemption of available-for-sale investments	5,100	5,000
Net cash provided by (used in) investing activities	4,667	(8,900)
Cash flows from financing activities
Proceeds from exercise of stock options, net of tax withholdings	48	30
Net cash provided by financing activities	48	30
Effect of exchange rates on cash and cash equivalents	95	—
Net decrease in cash and cash equivalents	(6,315)	(12,488)
Cash and cash equivalents, beginning of period	13,280	27,482
Cash and cash equivalents, end of period	$6,965	$14,994

Supplemental non-cash disclosures
Accrued purchase of property and equipment	$168	$83
Stock issuance in connection with the SafeNet acquisition	$-	$2,799
Working capital adjustment in connection with the SafeNet acquisition	$-	$(943)

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Presentation

AuthenTec, Inc. (“AuthenTec”, “our”, “we”, etc.) is a leading provider of security and identity management solutions for enterprise, government and consumer markets.  AuthenTec brings a broad range of features including security, convenience, personalization and navigation to PCs, tablets, smartphones and many other products. AuthenTec continues to evolve from a mixed-signal semiconductor component supplier to a provider of complete solutions focused on security and identity management solutions, including smart fingerprint sensors, identity management software and IP products and services. Complementing our sensors is our TrueSuite® identity management software, providing PC and mobile users secure, one-touch access to their digital identity and online social networks. TrueSuite was introduced in 2009 and is currently being integrated in AuthenTec-enabled notebook PCs being offered by the world’s leading PC Original Equipment Manufacturers, or OEMs. Our latest offering, TrueSuite Mobile®, for AuthenTec-enabled mobile phones, was introduced in October 2010 and is targeted for AuthenTec-enabled mobile phones.

We primarily sell our products to OEMs, Original Design Manufacturers, or ODMs or contract manufacturers, government agencies, software application vendors, and service providers. We operate a fabless manufacturing model, whereby manufacturing requirements are outsourced to third parties.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements include the accounts of AuthenTec, Inc and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.  In our opinion, all adjustments, consisting primarily of normal recurring accruals considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended July 1, 2011 are not necessarily indicative of the results that may be expected for the year ending December 30, 2011 or for any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2010 contained in our Annual Report on the Form 10-K, filed with the SEC on March 17, 2011.

The year end consolidated balance sheet data was derived from audited financial statements set forth in this report, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

We utilize a 52/53 week fiscal year. Our current 52 week fiscal year will end on December 30, 2011. References to past or future quarterly or annual periods in our financial statements are to those respective fiscal periods which vary from exact calendar quarters or years. The fiscal quarter ended July 1, 2011 included results for 13 weeks.

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

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In thousands, except per share data)
Numerator:
Net loss	$(4,844)	$(3,900)	$(10,446)	$(8,615)

Denominator:
Denominator for basic loss per share -
weighted average common shares outstanding	43,753	29,912	43,677	29,532
Effect of dilutive securities:
Stock options and restricted stock units	-	-	-	-
Warrants to purchase common stock	-	-	-	-

Denominator for diluted loss per share -
weighted average common shares and potential
common shares outstanding	43,753	29,912	43,677	29,532

Basic net loss per share	$(0.11)	$(0.13)	$(0.24)	$(0.29)
Diluted net loss per share	$(0.11)	$(0.13)	$(0.24)	$(0.29)

Basic net loss per common share for the three and six months ended July 1, 2011 and July 2, 2010 were the same as diluted net loss per common share for the same periods due to the net losses for such periods. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share for the three and six months ended July 1, 2011 and July 2, 2010, respectively, because their inclusion would have had an anti-dilutive effect:

	Three months ended		Six months ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(In thousands)
Options to purchase common stock and
non-vested restricted stock awards	5,970	5,170	6,042	5,167
Warrants to purchase common or preferred stock	-	25	-	25
	5,970	5,195	6,042	5,192

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

Unrealized temporary gains and losses, if any, are excluded from earnings and reported in other comprehensive income (loss), a separate component of stockholders’ equity. Other-than-temporary impairments are recognized through earnings if there is intent to sell the debt security or if it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis. In the event of a credit loss, which is determined based on the expected cash flows to be received, only the amount associated with the credit loss is recognized in the statement of earnings. The amounts relating to other factors, including those resulting from changes in interest rates, are recorded in accumulated other comprehensive income (loss).

The amortized cost, gross unrealized gains and losses, and fair value of investments, by type, were as follows:

	As of
	Amortized cost		Unrealized gains/(losses)		Fair value
	July 1,	December 31,	July 1,	December 31,	July 1,	December 31,
	2011	2010	2011	2010	2011	2010
	(In thousands)
U.S. Government agency notes (AFS)	$9,872	$15,168	$3	$8	9,875	$15,176
Auction rate securities (AFS)	3,700	3,700	(307)	(377)	3,393	3,323
Total	$13,572	$18,868	$(304)	$(369)	13,268	$18,499

The amortized cost and fair value of available-for-sale investments as of July 1, 2011 and December 31, 2010, by contractual maturity, were as follows:

	As of
	Amortized cost		Unrealized gains/(losses)		Fair value
	July 1,	December 31,	July 1,	December 31,	July 1,	December 31,
	2011	2010	2011	2010	2011	2010
	(In thousands)
Due in one year or less	$9,872	$15,168	$3	$8	$9,875	$15,176
Due after ten years	1,300	1,300	(136)	(198)	1,164	1,102
Preferred stock auction rate securities	2,400	2,400	(171)	(179)	2,229	2,221
Total	$13,572	$18,868	$(304)	$(369)	$13,268	$18,499

The fair value of investments with gross unrealized losses by investment type and length of time that individual securities haven been in a continuous loss position were as follows:

	As of July 1, 2011
	Less than 12 months		12 months or greater		Total
	Fair	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized
	value	losses	value	losses	value	losses
Available-for-sale investments	(In thousands)
Auction rate securities - student loan	$—	$—	$1,164	$(136)	$1,164	$(136)
Auction rate securities - preferred stock	—	—	2,229	(171)	2,229	(171)
Total	$-	$-	$3,393	$(307)	$3,393	$(307)

	As of December 31, 2010
	Less than 12 months		12 months or greater		Total
	Fair	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized
	value	losses	value	losses	value	losses
Available-for-sale investments	(In thousands)
Auction rate securities - student loan	$—	$—	$1,102	$(198)	$1,102	$(198)
Auction rate securities - preferred stock	—	—	2,221	(179)	2,221	(179)
Total	$-	$-	$3,323	$(377)	$3,323	$(377)

As of July 1, 2011 and December 31, 2010, approximately $3.4 million and $3.3 million of our $13.3 million and $18.5 million in investments, respectively, were comprised of preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan backed auction rate security is a state issued note with its underlying student loans being substantially insured by the U.S. government.

Due to auction rate securities markets being disrupted in the beginning of 2008, we experienced auction failures for the first time. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments and we continue to receive contractual payments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature.

All of our auction rate securities held at July 1, 2011 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or nonexistent.

We estimated the fair value of our short-term and long-term investments based on our own analysis. Our estimates were established on assumptions we believe market participants would use in pricing similar assets in a current transaction, which could change significantly over time based on market conditions. Please refer to Note 4, Fair Value Measurements and Disclosures, for more information.

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

Recurring Fair Value Measurements

At July 1, 2011, we had $15.6 million in cash equivalents, short-term and long-term investments that were subject to fair value measurements in accordance with ASC 820.

The fair values of our investments based on the level of inputs are summarized below:

	Fair Value Measurements
	As of July 1, 2011					As of December 31, 2010
Description	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)
Available-for-sale investments	(In Thousands)					(In Thousands)
Money market and treasury funds	$2,352	$2,352	$—	$—	$—	$4,004	$4,004	$—	$—	$—
U.S. Government agency notes	9,875	9,875	—	—	3	15,176	15,176	—		8
Auction rate securities	3,393	—	-	3,393	(307)	3,323	—	—	3,323	(377)
Total	$15,620	$12,227	$-	$3,393	$(304)	$22,503	$19,180	$-	$3,323	$(369)

In measuring fair value where Level 1 inputs were available, we used a single valuation technique which valued our securities based on quoted market prices. At July 1, 2011, our money market funds and U.S. Government agency notes were measured using Level 1 inputs and the fair value was based on daily observable trades.

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

At July 1, 2011 our investments in auction rate securities were measured using unobservable inputs with a fair value of approximately $3.4 million which represented approximately 22% of total assets subject to fair value measurements on a recurring basis.  The student loan backed auction rate security with a fair value of approximately $1.2 million and the preferred stock auction rate security with a fair value of approximately $2.2 million remain in Level 3 at July 1, 2011.

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the six months ended July 1, 2011:

Description	Total	Auction Rate Securities
	(In Thousands)

Beginning balance December 31, 2010	$3,323	$3,323

Realized/unrealized gains (losses)
Included in earnings	—	—
Included in other comprehensive income (loss)	(8)	(8)

Ending balance April 1, 2011	$3,315	$3,315

Realized/unrealized gains (losses)
Included in earnings	—	—
Included in other comprehensive income (loss)	78	78

Ending balance July 1, 2011	$3,393	$3,393

As of July 1, 2011, we classified $3.4 million of investments in auction rate securities as long-term due to the fact that they had experienced failed auctions. The remaining securities with a value of $9.9 million have a maturity date of twelve months or less and therefore are classified as short-term investments on our Consolidated Balance Sheet. Our money market and treasury funds with a value of $2.4 million have a maturity of ninety days or less from the date of acquisition and therefore are classified as cash and cash equivalents on our Consolidated Balance Sheet.

At July 1, 2011, the estimated fair value of our investments in auction rate securities was approximately $307,000 less than its cost. As we intend to hold on to these securities until the sooner of a recovery in the ARS market or a call of the securities by the issuer and it is more-likely-than-not that we will not be required to sell this auction rate securities prior to recovery, we did not record other-than-temporary impairment charges in the fiscal quarter ended July 1, 2011.

During the fiscal quarter ended July 1, 2011 we recorded approximately $68,000 in unrealized gains on our available-for-sale investments which was recorded in accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at July 1, 2011.

We will continue to monitor these securities and may be required to record temporary or other-than-temporary impairment charge in the future.

Non-recurring Fair Value Measurements

Our non-financial assets are reviewed for potential impairment and considered for the need to perform an impairment test pursuant to ASC 360, Property Plant and Equipment and ASC 350, Intangibles – Goodwill and Other.

All acquired assets and liabilities as a result of our acquisitions are measured at fair value on a non-recurring basis.

We review our long-lived assets for future use, physical deterioration, and technical and economical obsolescence. We recorded an impairment of zero and $16,000 related to our long-lived assets for the three and six months ended July 1, 2011, respectively.

5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity resulting from non-owner sources. The components of our comprehensive loss are as follows:

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
	(In thousands)

Net loss	$(4,844)	$(3,900)	$(10,446)	$(8,615)
Unrealized gain on AFS investments	68	59	65	58
Currency translation adjustment	107	(12)	327	(12)
Comprehensive loss	$(4,669)	$(3,853)	$(10,054)	$(8,569)

6. Inventory

	As of
	July 1,	December 31,
	2011	2010
	(In thousands)
Work-in-process	$4,667	$4,402
Finished goods	4,465	2,793
Valuation allowance	(2,078)	(1,735)
	$7,054	$5,460

7. Property and Equipment

		As of
	Useful Life	July 1,	December 31,
	(Years)	2011	2010
		(In thousands)

Production and lab equipment	3 - 8	$6,629	$6,169
Computer equipment	3 - 5	1,521	1,426
Office furniture and fixtures	3	628	588
Computer software	3 - 5	1,714	1,768
Leasehold improvements	3 - 6	1,366	1,361
		11,858	11,312
Less: Accumulated depreciation		(7,775)	(6,882)
		$4,083	$4,430

Depreciation expense was approximately $468,000 and $930,000 for the three and six months ended July 1, 2011, respectively, and $356,000 and $679,000 for the three and six months ended July 2, 2010, respectively.

 8. Goodwill and Intangible Assets

The following table summarizes the activity related to the carrying value of our goodwill at July 1, 2011:

	Reportable Segments
	Smart Sensor Solutions	Embedded Security Solutions	Consolidated
	(In thousands)

Goodwill at December 31, 2010	$—	$2,729	$2,729
Impairment	—	—	—
Goodwill at July 1, 2011	$—	$2,729	$2,729

At July 1, 2011 and December 31, 2010, purchased intangible assets consisted of the following:

	Gross carrying value	Accumulated amortization	Net book value	Gross carrying value	Accumulated amortization	Net book value
	(In thousands)

Patents subject to amortization (6-19 years)	$1,050	192	$858	$1,050	$144	$906
Customer relationships subject to amortization (6-9 years)	13,575	1,569	12,006	13,575	692	12,883
Developed technology subject to amortization (5-7 years)	8,692	1,573	7,119	8,692	876	7,816
Integrated circuit distribution agreement subject to amortization (5 years)	2,020	1,141	879	2,020	526	1,494
Non-compete agreement subject to amortization (5 years)	533	150	383	533	97	436
Backlog (less than 1 year)	829	829	(0)	829	331	498
	$26,699	$5,454	$21,245	$26,699	$2,666	$24,033

Amortization expense for intangible assets amounted to approximately $1,554,000 and $2,788,000 for the three and six months ended July 1, 2011, respectively, and $446,000 and $582,000 for the three and six months ended July 2, 2010, respectively. The weighted average amortization period is 6.7 years. The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending January 1, 2016 is as follows:

Fiscal year	Amount
(In thousands)
2011	$2,041
2012	3,921
2013	3,689
2014	3,211
2015	2,897
$15,759

9. Commitments and contingencies

Legal Proceedings

AuthenTec is an intervening party in federal patent infringement lawsuit brought by Innovative Biometric Technology, LLC (“IBT”), against Lenovo, Fujitsu, ASUS, Toshiba, and others.  The case is captioned Innovative Biometric Technology, LLC v. Lenovo (United States), Inc., et al., Case No. 9:09-cv-81046-KLR, and was filed by IBT on July 19, 2009 in the U.S. District Court for the Southern District of Florida (the “Court”).  IBT asserts that the use of certain of the defendant’s products shipped into the United States infringe U.S. Patent No. 7,134,016, which is entitled Software System with a Biometric Dongle (the “‘016 patent”) and relates generally to a method of protecting software program access.   AuthenTec intervened in the case, in November 2010, because IBT’s allegations relate, in part, to the use of biometric software or hardware supplied by us and UPEK, Inc. (“UPEK”) to certain of the defendants that has been integrated into laptop computers by our and UPEK’s customers. In view of IBT’s formal claim construction arguments, on March 25, 2011, AuthenTec filed a Motion for Summary Judgment of Noninfringement, or in the Alternative, Invalidity of the ‘016 patent.  A hearing on AuthenTec’s Motion for Summary Judgment took place in the Court on July 14, 2011. The substantive discovery phase ended on June 3, 2011, all pretrial motions and memoranda of law are due by September 1, 2011, and a trial date is set for December 5, 2011. We believe a ruling on the pending Motion for Summary Judgment is likely to be issued by the Court before pretrial motions are due. IBT is seeking unspecified monetary damages from the defendants in this case. It is our view that IBT’s patent is invalid and not infringed.

We accrue litigation related legal expenses if these costs are reasonably estimable, regardless of whether a liability can be estimated for the loss contingency, itself. If actual and forecasted legal expenses differ from these estimates, adjustments to the accrual account may be required in future periods. In fiscal year 2010 we accrued approximately $1.9 million in estimated future costs associated with defending IBT litigation. We recorded the expense for the accrual of the legal fees during the quarter ended December 31, 2010 in the General and Administrative caption of our Statement of Operations.

In addition to these legal actions, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities.  In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position.  However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period

10. Stock-Based Compensation

A summary of the stock options activity for the six months ended July 1, 2011 is presented below:

	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 31, 2010	6,167	$3.31
Granted	391	3.17
Forfeited	(415)	11.12
Exercised	(164)	0.92
Outstanding as of July 1, 2011	5,979	$2.82

The total intrinsic value of options exercised during the six months ended July 1, 2011 was approximately $332,000.

A summary of the restricted stock activity for the six months ended July 1, 2011 is presented below:

		Weighted
	Number of	Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Outstanding as of December 31, 2010	131	$4.09
Granted	6	3.46
Forfeited	(8)	4.29
Vested/Issued	(112)	3.10
Outstanding as of July 1, 2011	17	$10.58

The total intrinsic value of restricted stock units vested during the six months ended July 1, 2011 was approximately $347,000.

The total unrecognized stock-based compensation for stock option and restricted stock awards accounted for under ASC 718 was approximately $3,042,000 as of July 1, 2011. These awards had a remaining weighted-average period over which they are expected to be recognized of 2.7 years as of July 1, 2011.

The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values were based on estimates at the date of grant as follows:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Grant Date Fair Value	$0.60	$1.63	$1.50	$1.45
Expected life (in years)	1.1	4.5	3.3	4.5
Risk free rate	0%	2%	1%	2%
Volatility	51%	75%	66%	76%
Dividend yield	0%	0%	0%	0%
Estimated forfeiture rate	12%	12%	12%	12%

11. Business Acquisition

On February 26, 2010, we acquired substantially all of the assets and certain liabilities related to SafeNet's Embedded Security Solutions division in exchange for approximately $8.5 million in cash and 1,211,482 shares of our common stock (which was later reduced by 385,982 shares for a total share consideration of 825,500 in connection with the opening balance sheet working capital adjustment pursuant to the agreement). A contingent consideration payment could have been due by us if certain revenue targets were achieved by our Embedded Security Solutions segment during the earn out period. The revenue target calculation required accumulated Embedded Security Solutions annual revenue to reach $20 million, adjusted for certain deferred revenue items and pro-rated for the length of the earn out period. We recorded $0.7 million in estimated earnout liability during the quarter ended April 2, 2010 and subsequently determined that the minimum required revenue target could not be achieved during the earn out period and therefore no contingent consideration would be due. As a result of this determination, we reversed the earn out liability of $0.7 million and recorded the change in Other Income (Expense) caption of our Consolidated Statement of Operations during the quarter ended July 2, 2010.

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

Supplemental Pro Forma Data

The following unaudited pro forma financial information for the three and six months ended July 2, 2010 represent the combined results of our operations as if the SafeNet’s Embedded Security Solutions division and the UPEK acquisitions had occurred on January 1, 2010. The unaudited pro forma results reflect certain adjustments related to these acquisitions such as increased amortization expense on acquired intangible assets resulting from the fair valuation of assets acquired. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such period.

	Three Months Ended	Six Months Ended
	July 2, 2010	July 2, 2010

Revenue	$17,425	$33,539
Net loss	(7,758)	(17,587)

Net loss per common share, basic and diluted	$(0.18)	$(0.40)

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

            Historically we operated in one segment.  However, as a result of our acquisition of SafeNet’s Embedded Security Solutions division in February 2010, we have determined that we operate in two reporting segments: Smart Sensor Solutions (“SSS”) and Embedded Security Solutions (“ESS”). Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information at the reporting segment level. A description of the types of products and services provided by each business segment follows.

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

We evaluate the performance of our segments based on income (loss) from operations. The accounting policies for segment reporting are the same as for AuthenTec as a whole. There are no intersegment revenues. We allocate the costs of shared resources between segments based on each segment's estimated usage of the shared resources. Our assets are managed centrally and are not being reviewed at a segment level by our chief operating decision maker.

The table below presents revenues and operating loss for reportable segments:

	Reportable segments
	Smart Sensor Solutions	Embedded Security Solutions	Consolidated
	(In thousands)
Three months ended July 1, 2011
Net revenue	$11,315	$4,896	$16,211
Operating income (loss)	(4,344)	(242)	(4,586)

Three months ended July 2, 2010
Net revenue	7,944	2,777	10,721
Operating income (loss)	(3,840)	(770)	(4,610)

Six months ended July 1, 2011
Net revenue	22,097	9,590	31,687
Operating income (loss)	(10,123)	344	(9,779)

Six months ended July 2, 2010
Net revenue	16,177	3,720	19,897
Operating loss	$(8,358)	$(1,007)	$(9,365)

The following table is based on the geographic location of OEMs, ODMs and the distributors which purchased our products. For shipments to ODMs, contract manufacturers or distributors, their geographic location may be different from the geographic locations of the ultimate end customers. For the three months ended July 1, 2011 and July 2, 2010, revenue generated from international customers accounted for approximately 79% and 88% of total revenue, respectively. For the six months ended July 1, 2011 and July 2, 2010, revenue generated from international customers accounted for approximately 78% and 90% of total revenue, respectively.

The majority of our revenue is denominated in U.S. dollars, however we do generate revenue that is denominated in other currencies, mostly Euros and Japanese Yen.

	Three months ended				Six months ended
	July 1,		July 2,		July 1,		July 2,
	2011		2010		2011		2010
	Revenue $	% of total	Revenue $	% of total	Revenue $	% of total	Revenue $	% of total
	(In thousands)				(In thousands)

Asia/Pacific	$8,124	50%	$4,724	44%	$16,477	52%	$10,628	53%
Japan	2,584	16	4,037	37	4,758	15	6,323	32
United States	3,528	21	1,280	12	7,166	22	1,945	10
Europe	1,869	12	399	4	3,115	10	669	3
Canada	106	1	281	3	171	1	332	2
	$16,211	100%	$10,721	100%	$31,687	100%	$19,897	100%

The following table is based on the geographic location of our net long-lived assets:

	As of
	July 1,	December 31,
	2011	2010
	(In thousands)

Asia Pacific	$1,821	$2,118
Japan	5	4
United States	1,499	1,418
Europe	758	890
Total	$4,083	$4,430

13. Income Taxes

For the three months ended July 1, 2011 and July 2, 2010, we recorded an income tax provision of approximately $141,000 and $63,000, respectively. For the six months ended July 1, 2011 and July 2, 2010, we recorded an income tax provision of approximately $276,000 and $63,000, respectively.  The income tax provision recorded during the three and six months ended July 1, 2011 and July 2, 2010 resulted from profitable results in certain of our foreign entities.

At July 1, 2011 and December 31, 2010, we had unrecognized tax benefits for uncertain tax positions of $1.5 million. None of the balance as of July 1, 2011 would affect our effective tax rate if recognized because it would be offset by the release of a valuation allowance of an equal amount. We do not expect to utilize any portion of our uncertain tax positions during the remainder of 2011.

We recognize interest and penalties related to uncertain tax positions in income tax expense. We did not have any interest and penalties related to uncertain tax provisions during the three and six months ended July 1, 2011.

The tax years 2006 to 2010 remain open to examination by one or more of the major tax jurisdictions in which are subject to taxation on our taxable income.

 14. Restructuring and Impairment Related Charges

On November 9, 2010, we announced a global restructuring plan related to our acquisition of UPEK, following an assessment of the combined organization’s operations, global functions, and human resources in view of the Company’s global strategy and cost reduction initiatives. The restructuring plan, which continued through the first half of 2011, is intended to integrate and streamline operations across the integrated organization.

            Action plans necessary to carry out the restructuring plan have been identified and the majority was implemented during the first half of 2011. These action plans included the closure of UPEK’s Singapore operations, which was substantially completed by the end of 2010.

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

Below is a listing of the components of the restructuring and impairment related charges for the three and the six months ended July 1, 2011:

	Three Months Ended	Six Months Ended
Severance	$39	$357
Legal fees	7	79
Obligation settlement	(7)	(114)
	$39	$322

All of the restructuring charges were attributable to the Smart Sensor Solutions segment. The table below reflects the changes in accrued restructuring balances associated with these actions:

	Severance and Benefits	Legal and Other
	(In thousands)
Accrual at December 31, 2010	$717	$259
Restructuring expense	318	(35)
Payments	(684)	(157)
Accrual at April 1, 2011	$351	$67
Restructuring expense	39	-
Payments	(343)	(67)
Accrual at July 1, 2011	$47	$-

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

We adopted the above new revenue recognition accounting standards on the first day of our fiscal 2011 for revenue arrangements that include both hardware and software elements. These new standards require companies to account for product or service deliverables separately rather than as one combined unit in a multiple element arrangement. Under these new standards, hardware products containing software components and non software components that function together to deliver the hardware product’s essential functionality are excluded from the pre-existing software revenue standards. In addition, hardware components of a tangible product containing software components are always excluded from the pre-existing software revenue standards. The residual method is no longer allowed when allocating consideration for arrangements under these new accounting standards.

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

TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our offerings contain significant differentiation such that comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are sold on a stand-alone basis. Therefore, we typically are not able to obtain TPE and it is not used to determine any standalone selling prices.

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

We adopted these new accounting standards on a prospective basis. Therefore, revenue will continue to be recognized in future periods under the pre-existing accounting standards for arrangements that were entered into on or prior to December 31, 2010. We began applying the new accounting standards for arrangements entered into or materially modified on or after January 1, 2011. The adoption of the new standards did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Topic 820, Fair Value Measurements and Disclosures, an amendment to the accounting standards related to fair value measurements and disclosure requirements that result in a consistent definition of fair value and common requirements for the measurement and disclosure of fair value between Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. This standard provides certain amendments to the existing guidance on the use and application of fair value measurements and maintains a definition of fair value that is based on the notion of exit price. This standard will become effective for us on December 31, 2011, which is the first day of our next fiscal year, and is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, Comprehensive Income, an amendment to the accounting standards related to the presentation of comprehensive income. This standard revises the manner in which entities present comprehensive income in their financial statements and removes the option to present items of other comprehensive income in the statement of changes in equity. This standard requires an entity to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements of net income and other comprehensive income. This standard will become effective retrospectively for us on December 31, 2011, which is the first day of our next fiscal year, and is not expected to have a material impact on our consolidated financial statements.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to expected future results and business trends that are based upon our current estimate, expectations, and projections about the industry, and upon our beliefs, and certain assumptions we have made that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “guidance,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “prospects,” “outlook,” “forecast,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: the timely introduction of new products, demand for, and market acceptance of, new and existing fingerprint sensors and related software in the PC and wireless markets, our ability to secure design wins and these design wins leading to future production, the adoption of our sensors and related software in other applications outside of PC notebooks and wireless devices, the rate at which we increase our activity and opportunities in the wireless market, the acceptance of our Embedded Security products in the mobile and network security markets and the continued integrity of our products’ data privacy protections , changes in product mix, the actions of existing or future competitors, our ability to successfully integrate acquired businesses in our operations, the impact of litigation and the impact of the macroeconomic trends on our served markets, as well as other risks detailed from time to time in our SEC filings, including Part I, item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

 Overview

We are a leading provider of security and identity management solutions for enterprise, government and consumer markets.  We provide a series of products including fingerprint sensors, software and intellectual property (IP) that provide security, convenience, personalization and navigation features in such end products as PCs, tablets, smartphone, printers, network servers and gateways and many other products.

We continue to evolve from a mixed-signal semiconductor component supplier to the provider of complete solutions focused on security and identity management solutions, including smart fingerprint sensors, identity management software and IP products and services. We believe our smart fingerprint sensors products, which are based on our patented technologies, are the most accurate, reliable, cost-effective, easy to use and versatile products commercially available today. They offer multiple functions to users of PCs, smart phones, tablets and other products. Since our inception in 1998, and excluding shipments from our UPEK acquisition, we have shipped over 54 million sensors which have been integrated into over 250 different models of laptops, desktops and PC peripherals as well as over 15 million mobile phones. Complementing our smart sensors is our TrueSuite® identity management family of software, providing PC and mobile users secure, one-touch access to their digital identity and online social networks. TrueSuite was introduced in 2009, and is currently being integrated in AuthenTec-enabled notebook PCs being offered by the world’s leading PC OEMs. TrueSuite Mobile® for AuthenTec-enabled mobile phones was introduced in October 2010.

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

In February 2010, we acquired SafeNet’s Embedded Security Solutions division, further enhancing our offering of security and identity management solutions.  The Embedded Security Solution products are used in hundreds of millions of communication and network products to ensure data privacy for businesses and individuals, and are sold to a variety of brand name customers including Hewlett Packard, HBO, Motorola, Samsung, LG, Ericsson, Advanced Micro Devices, Cisco, Alcatel-Lucent, Juniper Networks, Nokia-Siemens and Texas Instruments among others.

In September 2010, we acquired privately-held UPEK, a leading supplier of fingerprint solutions for consumer, business and government applications. We believe we have and will continue to benefit from UPEK’s software expertise, presence in the PC markets and leadership in silicon based biometrics for government and ID.

As a result of these acquisitions, we now offer a broad portfolio of smart sensors for the PC, wireless, access control and government markets, multiple USB fingerprint readers, PC identity management software (TrueSuite® and TrueSuite Mobile®), and a comprehensive embedded security IP portfolio. With the addition of UPEK patents, we expanded our intellectual property portfolio to nearly 200 issued and filed U.S. patents.

Furthermore, the acquisitions of Safenet’s Embedded Security Division and UPEK contributed to our growth in revenue to $44.7 million in 2010 from $34.1 million in 2009 and to $31.7 million for the six months ended July 1, 2011 from $19.9 million for the six months ended July 2, 2010.

 Challenges and Risks

Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products, timely introduction of new products, generation of IP license fees and royalties, as well as general economic conditions. Our ability to achieve profitability will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to expand our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. The following are material trends that are creating opportunities and risks to our business, and a discussion of how we are responding to such trends.

●
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

Our critical accounting policies as of July 1, 2011 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, except for our adoption of new accounting standards related to revenue recognition and described below.

Accounting Standards Adopted

In October 2009, the Financial Accounting Standards Board (FASB) concurrently issued the following Accounting Standards Updates (ASUs):

●
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

●
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

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	52	49	52	50

Gross margin	48	51	48	50

Operating expenses
Research and development	40	44	39	44
Selling and marketing	25	31	25	28
General and administrative	11	19	13	25
Restructuring and impairment related charges	-	-	1	-

Total operating expenses	76	94	78	97

Loss from operations	(28)	(43)	(30)	(47)

Total other income (expense), net	(1)	7	(1)	4

Provision for income taxes	1	-	1	-

Net Income (loss)	(30)%	(36)%	(32)%	(43)%

Comparison of the Three and Six Months Ended July 1, 2011 and July 2, 2010

Revenue. Our consolidated revenue was $16.2 million for the three months ended July 1, 2011 as compared to $10.7 million for the three months ended July 2, 2010, an increase of $5.5 million, or 51%.  The increase in revenue was attributable to the incremental revenue gained from the acquisition of UPEK, which is included in our “SSS” segment and was completed on September 7, 2010, as well as revenue growth in our Embedded Security Solutions segment. Our revenue in the Smart Sensor Solutions segment increased by $3.4 million, or 42% for the three months ended July 1, 2011 and our revenue in Embedded Security Solutions segment grew by $2.1 million, or 76% as compared to the same period last year. The increase in Smart Sensor revenue was primarily driven by the growth in the government and access control market of $3.4 million primarily as a result of the UPEK acquisition.  Our growth in Embedded Security Solutions revenue was mainly attributable to increased licensing revenue driven by the renewed focus on and investment in this segment after it’s acquisition and higher royalty revenues. The major contributors of this growth were increases in licensing revenue for our IP and DRM products and royalties for our Toolkits.

Our consolidated revenue was $31.7 million for the six months ended July 1, 2011 as compared to $19.9 million for the six months ended July 2, 2010, an increase of $11.8 million, or 59%. The increase in revenue was mostly attributable to the incremental revenue gained from the acquisition of SafeNet’s Embedded Security Solutions of $5.9 million, which occurred on February 26, 2010, and the acquisition of UPEK. Our Smart Sensor Solutions revenue increased by $5.9 million, or 37% for the six months ended July 1, 2011 as compared to the six months ended July 2, 2010. The increase in Smart Sensor revenue was primarily attributable to the increase in the government and access control market of $6.5 million mostly gained as a result of the UPEK acquisition which was slightly offset by a decline in our PC market of $0.8 million as the addition of customers acquired from UPEK did not fully offset declines from our previously announced PC design loss. We also experienced a modest decline in average selling prices typical of the semiconductor market.

Following is an analysis of revenue by reportable segment:

	Three Months Ended			Six Months Ended
	July 1, 2011	July 2, 2010	% Change	July 1, 2011	July 2, 2010	% Change
	(In thousands)			(In thousands)
Smart Sensor Solutions	$11,315	$7,944	42%	$22,097	$16,177	37%
Embedded Security Solutions	4,896	2,777	76%	9,590	3,720	158%
Consolidated	$16,211	$10,721	51%	$31,687	$19,897	59%

Cost of revenue and gross margin. Our cost of revenue was $8.5 million for the three months ended July 1, 2011 as compared to $5.2 million for the three months ended July 2, 2010, resulting in a gross profit of $7.7 million for the three months ended July 1, 2011 as compared to $5.5 million for the three months ended July 2, 2010, an increase of $2.2 million, or 41%. Consolidated gross margin was 48% in the three months ended July 1, 2011 as compared to 51% in the three months ended July 2, 2010.

The Smart Sensor Solutions segment gross margin was 35% in the three months ended July 1, 2011 as compared to 45% in the same time frame last year. The decline in gross margin for the three months ended July 1, 2011 as compared to the same period prior year was primarily attributed to the acquisition of UPEK driven by increased amortization of purchased intangible assets and lower margins associated with the legacy UPEK products being sold to PC OEMs along with an overall decline in average selling prices (“ASP”) by three percent (3%).

Embedded Security Solutions segment gross margin was 78% in the three months ended July 1, 2011 as compared to 70% in the three months ended July 2, 2010. The increase in gross margin was primarily driven by the mix of higher licensing and royalty revenue of $2.1 million in contrast to hardware shipments as well as increased margin on the hardware products; offset by higher amortization of purchased intangible assets. The revenue from software licensing fees and royalties contain no or minimal product costs which compel higher profit margin. Cost of goods in the Embedded Security Solutions segment is mostly comprised of the manufacturing costs associated with the integrated circuit chips, amortization expense as a result of acquired amortizable intangible assets and technical support costs. Depending on the revenue mix between hardware and software, profit margin may vary between periods.

Our cost of revenue was $16.5 million for the six months ended July 1, 2011 as compared to $9.9 million for the six months ended July 2, 2010, resulting in a gross profit of $15.2 million for the six months ended July 1, 2011 as compared to $10.0 million for the six months ended July 2, 2010, an increase of $5.2 million, or 52%. The increase in the gross profit dollars was primarily related to the acquisition of UPEK, and the addition of Embedded Security Solutions segment for the entire six month period. Consolidated gross margin was 48% in the six months ended July 1, 2011 as compared to 50% in the six months ended July 2, 2010.

The Smart Sensor Solutions segment gross margin was 34% in the six months ended July 1, 2011 as compared to 45% in the same time frame last year. The decrease in the gross margin was mostly attributable to the acquisition of UPEK driven by increased amortization of purchased intangible assets and lower margins associated with the legacy UPEK products being sold to PC OEMs along with an overall decline in ASPs which resulted in three percent (3%) reduction of revenue.

The Embedded Security Solutions segment gross margin was 81% in the six months ended July 1, 2011 as compared to 71% in the same timeframe last year. The increase in gross margin was primarily driven by the mix of higher licensing and royalty revenue as compared to lower margin revenue from hardware shipments.

Research and development expenses. Research and development expenses were $6.5 million for the three months ended July 1, 2011 as compared to $4.7 million for the three months ended July 2, 2010, an increase of $1.8 million, or 38%. Research and development expenses were 40% and 44% of revenue for the three months ended July 1, 2011 and July 2, 2010, respectively. Research and development expenses in the Smart Sensor Solutions segment increased by $1.0 million mostly due to costs attributable to increase in labor and personnel related costs of $0.8 million driven by increased headcount and an increase in amortization of purchased intangible assets of $0.2 million, all primarily as a result of the UPEK acquisition. Research and development expenses associated with Embedded Security Solutions segment increased by $0.7 million for the three months ended July 1, 2011 due to increased labor and personnel related costs as well as higher EUR exchange rate. Our research and development facilities for the Embedded Security Solutions segment are located in Europe.

Research and development expenses were $12.4 million for the six months ended July 1, 2011 as compared to $8.7 million for the six months ended July 2, 2010, an increase of $3.7 million, or 43%. Research and development expenses were 39% and 44% of revenue for the six months ended July 1, 2011 and July 2, 2010, respectively. The increase was mostly attributable to the incremental costs of acquired businesses, UPEK and SafeNet’s Embedded Security Solutions division. Research and development expenses attributable to the Smart Sensor Solutions segment increased by $1.7 million, or 25% mostly due to an increase in labor and personnel related costs of $1.6 million and an increase in amortization of purchased intangible assets, all primarily attributable to the UPEK acquisition. Research and development expenses associated with Embedded Security Solutions segment increased by $1.9 million, or 99% due to increased labor and personnel related costs and amortization of purchased intangible assets. The six months ended July 2, 2010 included only four months of activity after the acquisition of such division on February 26, 2010.

Selling and marketing expenses. Selling and marketing expenses were $4.1 million for the three months ended July 1, 2011, as compared to $3.3 million for the three months ended July 2, 2010, an increase of $0.8 million, or 23%. Selling and marketing expenses were 25% and 31% of revenue for the three months ended July 1, 2011 and July 2, 2010, respectively. The selling and marketing expenses for the Smart Sensor Solutions segment increased by $0.5 million, or 27% primarily due to an increase in amortization of purchased intangible assets of $0.4 million as a result of the UPEK acquisition and an increase in sales commissions of $0.1 million attributable to higher revenue. The selling and marketing expenses for the Embedded Security Solutions segment increased by $0.2 million or 18% mainly due to an increase in sales commissions.

Selling and marketing expenses were $8.1 million for the six months ended July 1, 2011, as compared to $5.6 million for the six months ended July 2, 2010, an increase of $2.5 million, or 45%. Selling and marketing expenses were 25% and 28% of revenue for the six months ended July 1, 2011 and July 2, 2010, respectively. The selling and marketing expenses for Smart Sensor Solutions segment increased by $1.4 million, or 34% primarily due to an increase in personnel costs of $0.6 million and an increase in amortization of purchased intangible assets of $0.8 million mostly related to the UPEK acquisition. The selling and marketing expenses for the Embedded Security Solutions segment increased by $1.1 million, or 68% and were mostly associated with higher labor and personnel related costs, travel as well as amortization of purchased intangible assets. The six months ended July 2, 2010 included only four months of activity of the Embedded Security Solutions division after the acquisition of such division on February 26, 2010.

General and administrative expenses. General and administrative expenses were $1.7 million for the three months ended July 1, 2011 as compared to $2.1 million for the three months ended July 2, 2010, a decrease of $0.3 million, or 16%. General and administrative expenses were 11% and 19% of revenue for the three months ended July 1, 2011 and July 2, 2010, respectively. General and administrative expenses decreased by $0.7 million, or 34% in the Smart Sensor Solutions segment predominately as a result of a decrease in acquisition related fees of $0.6 million and a decrease in outside legal fees of $0.1 million. The general and administrative expenses for the Embedded Security Solutions segment increased by $0.4 million.

General and administrative expenses were $4.2 million for the six months ended July 1, 2011 as compared to $5.0 million for the six months ended July 2, 2010, a decrease of $0.8 million, or 16%. General and administrative expenses were 13% and 25% of revenue for the six months ended July 1, 2011 and July 2, 2010, respectively. General and administrative expenses decreased by $1.5 million, or 30% in the Smart Sensor Solutions segment primarily as a result of a decrease in acquisition related fees of $1.4 million; offset by higher labor and personnel related costs of $0.4 million and a $0.2 million payment received in the three months ended July 2, 2010 from funds escrowed as part of the Atrua Asset Purchase relating to a settlement agreement. $0.7 million of general and administrative expenses were allocated from Smart Sensor Solutions segment to Embedded Security Solutions Segment for shared services. The general and administrative expenses for the Embedded Security Solutions segment increased by $0.7 million primarily due to the allocation of shared services. The six months ended July 2, 2010 included only four months of activity of the Embedded Security Solutions division after the acquisition of such division on February 26, 2010.

Restructuring and impairment related charges. Restructuring charges were $39,000 for the three months ended July 1, 2011 as compared to none for the three months ended July 2, 2010. Restructuring charges were 0% and 0% of revenue for the three months ended July 1, 2011 and July 2, 2010, respectively.

Restructuring and impairment related charges were $0.3 million for the six months ended July 1, 2011 as compared to none for the same time last year. As a result of restructuring activities, we recorded employment termination benefits of $0.3 million and outside legal and accounting fees of $0.1 million. These costs were slightly offset by $0.1 million credit for an obligation that was settled for less than the contractually obligated amount.

Other income (expense), net. Other income (expense), net decreased by $0.8 million to a net other expense of $0.1 million for the three months ended July 1, 2011 mostly attributable to the reversal of the earnout liability associated with the contingent consideration related to the acquisition of SafeNet’s Embedded Security Solutions division. A contingent consideration payment could have been due by us if certain revenue targets were achieved by our Embedded Security Solutions segment during the earn out period. The revenue target calculation required accumulated Embedded Security Solutions annual revenue to reach $20 million, adjusted for certain deferred revenue items and pro-rated for the length of the earn out period. We recorded $0.7 million in estimated earnout liability during the quarter ended April 2, 2010 and subsequently determined that the minimum required revenue target could not be achieved during the earn out period and therefore no contingent consideration would be due. As a result of this determination, we reversed the earn out liability of $0.7 million and recorded the change in Other Income (Expense) caption of our Consolidated Statement of Operations during the quarter ended July 2, 2010.

Other income (expense), net decreased $1.2 million to a net other expense of $0.4 million for the six months ended July 1, 2011 mostly attributable to the reversal of the earnout liability of $0.7 million during the six months ended July 1, 2010 associated with the contingent consideration related to the acquisition of SafeNet’s Embedded Security Solutions division as well as foreign currency losses due to higher EUR exchange rates.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations, the issuance and sale of our common and preferred stock and senior secured convertible debt. Our cash, cash equivalents and investments were $20.2 million as of July 1, 2011, a decrease of $11.5 million from December 31, 2010. The decrease in our cash, cash equivalents and investments as of July 1, 2011 was primarily attributable to the net operating loss, purchases of inventory parts and severance payments associated with restructuring activities.

	Six Months Ended
	July 1, 2011	July 2, 2010
	(In thousands)
Consolidated statement of cash flows data:
Purchase of property and equipment	$(433)	$(300)
Cash flows from operating activities	(11,125)	(3,618)
Cash flows from investing activities	4,667	(8,900)
Cash flows from financing activities	48	30

Operating activities. Net cash used in operating activities was $11.1 million in the six months ended July 1, 2011, primarily due to net operating loss for the period as well as an increase in accounts receivable, purchases of inventory and payments of severance and legal invoices. Operating loss, excluding stock-based compensation, depreciation and amortization expense contributed to $4.4 million of cash used in operating activities, increase in accounts receivable contributed to $1.8 million decrease in cash, payments for inventory, severance and legal fees contributed to $ 0.9 million of cash used and increase in deferred revenue contributed to $1.3 million decrease in cash in the operating activities.

Investing activities. Net cash provided by investing activities was $4.7 million in the six months ended July 1, 2011, mostly attributable to a $5.1 million redemption of our short-term investments; offset by $0.4 million used for purchases of property and equipment.

Financing activities. Net cash provided by our financing activities is a result of proceeds received from exercise of stock options.

We believe our $16.8 million of cash and cash equivalents and short term investments at July 1, 2011 as well as expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months.

Our investment policies are designed to provide liquidity, preserve capital and achieve an acceptable return on invested assets. As of July 1, 2011, our investment portfolio consisted primarily of U.S. treasury and U.S. government agency funds and fixed-income securities. The weighted average maturity is less than twelve months. We utilize investment vehicles such as treasuries, U.S. government agency funds and auction rate securities.

As of July 1, 2011, $3.4 million of our $13.3 million in short-term and long-term investments were comprised of preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan backed auction rate security is a state issued note with its underlying student loans being substantially insured by the U.S. government.

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

All of our auction rate securities held at July 1, 2011 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist.

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

Foreign currency risk. The majority of our revenue is denominated in U.S. dollars, however we do generate revenue that is denominated in other currencies, mostly Euros and Japanese Yen. We do have the risk of our products being more expensive outside the United States if the value of the U.S. dollar increases as compared to the local currency of our customer. This could result in pricing pressure, lower revenue and lower gross margins. Our international sales and research and development operations incur expenses that are denominated in foreign currencies. These expenses have and may continue to increase in fiscal 2011 as a result of the acquisitions of SafeNet’s Embedded Security division and UPEK whose main operations are located outside the United States. To the extent that we expand our operations into Europe and Asia, the effects of inflation and currency fluctuations could impact our financial condition and results of operations. A ten percent (10%) change in a currency exchange rate could cause an impact to our consolidated financial statements of approximately $1.7 million.

Interest rate risk. We had cash, cash equivalents and investments of $20.2 million as of July 1, 2011, which were held for working capital and strategic purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and achieve an acceptable return without significantly increasing our risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk and reduce exposure, we maintain our portfolio of cash equivalents and short-term and long-term investments in investment grade securities that are primarily of a conservative nature. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations.

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

At July l, 2011, we held $3.4 million in auction rate securities and consider them inactively traded securities. The rate of interest paid on the auction rate securities is determined at auctions held at pre-determined intervals, usually every seven, 28 or 35 days. If sufficient clearing bids are not made in a particular auction, that can result in the inability to liquidate the asset-backed securities in the auction. All of our auction rate securities held as of July 1, 2011 had experienced failed auctions. There can be no assurance that auctions on the auction rate securities in our investment portfolio will succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may decline even further and we may record additional temporary or other than temporary impairment charges.

Credit ratings and the market for debt securities may continue to worsen which may also require us to record other than temporary impairment charges.  A 10% change in interest rates would not have a material impact in the fair value of our investments.  For more information on fair value assumptions please see Note 4, “Fair Value Measurements and Disclosures”, of the financial statements.

 Item 4.               Controls and Procedures.

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) , which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of July 1, 2011 to provide reasonable assurance of the achievement of these objectives.

Changes in internal controls. There was no change in our internal control over financial reporting during the quarter ended July 1, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

AuthenTec is an intervening party in federal patent infringement lawsuit brought by Innovative Biometric Technology, LLC (“IBT”), against Lenovo, Fujitsu, ASUS, Toshiba, and others.  The case is captioned Innovative Biometric Technology, LLC v. Lenovo (United States), Inc., et al., Case No. 9:09-cv-81046-KLR, and was filed by IBT on July 19, 2009 in the U.S. District Court for the Southern District of Florida (the “Court”).  IBT asserts that the use of certain of the defendant’s products shipped into the United States infringe U.S. Patent No. 7,134,016, which is entitled Software System with a Biometric Dongle (the “‘016 patent”) and relates generally to a method of protecting software program access.   AuthenTec intervened in the case, in November 2010, because IBT’s allegations relate, in part, to the use of biometric software or hardware supplied by us and UPEK to certain of the defendants that has been integrated into laptop computers by our and UPEK’s customers. In view of IBT’s formal claim construction arguments, on March 25, 2011, AuthenTec filed a Motion for Summary Judgment of Noninfringement, or in the Alternative, Invalidity of the ‘016 patent.  A hearing on AuthenTec’s Motion for Summary Judgment took place in the Court on July 14, 2011. The substantive discovery phase ended on June 3, 2011, all pretrial motions and memoranda of law are due by September 1, 2011, and a trial date is set for December 5, 2011. We believe a ruling on the pending Motion for Summary Judgment is likely to be issued by the Court before pretrial motions are due. IBT is seeking unspecified monetary damages from the defendants in this case. It is our view that IBT’s patent is invalid and not infringed.

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

In addition to these legal actions, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities.  In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position.  However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2010.

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

Item 6.	Exhibits

10.1	First Amendment to the AuthenTec, Inc. 2010 Incentive Plan. †
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.† †
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.† †
101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets at July 1, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the three and six month periods ended July 1, 2011 and July 2, 2010; (iii) the Consolidated Statements of Cash Flows for the six months ended July 1, 2011 and July 2, 2010; and (iv) the Notes to the Consolidated Financial Statements – submitted herewith pursuant to Rule 406T.

†	Filed herewith.
††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTEC, INC.

	By:	/s/ Lawrence Ciaccia
Lawrence Ciaccia
Chief Executive Officer
(on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

/s/ Philip Calamia
Philip Calamia
Chief Financial Officer
DATE: August 9, 2011		(as the Registrant’s Principal Financial Officer)