Form 10-Q
period 2011-09-30
AUTHENTEC INC
filed 2011-11-09
CIK 1138830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

At November 9, 2011 there were 43,912,474 shares of common stock outstanding.

AUTHENTEC, INC.
TABLE OF CONTENTS

		Page No.
Part I — Financial Information

Item 1.	Consolidated Financial Statements	3
	Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and October 1, 2010	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and October 1, 2010	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	27
Item 4.	Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6.	Exhibits	29

Signatures		30

Exhibit Index
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2011 and October 1, 2010; (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and October 1, 2010; and (iv) the Notes to the Consolidated Financial Statements – submitted herewith pursuant to Rule 406T.

AuthenTec, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	As of
	September 30,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$17,365	$13,280
Short-term investments	-	15,176
Accounts receivable, net of allowances of $262 and $150, respectively	11,284	9,678
Inventory	7,731	5,460
Other current assets	2,450	1,993
Total current assets	38,830	45,587
Long-term investments	3,256	3,323
Purchased intangible assets	19,620	24,033
Goodwill	2,729	2,729
Property and equipment, net	3,782	4,430
Total assets	$68,217	$80,102

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,847	$6,907
Accrued compensation and benefits	3,392	3,640
Accrued litigation related legal fees	353	1,802
Other accrued liabilities	3,169	4,002
Deferred revenue	3,381	4,678
Total current liabilities	17,142	21,029
Deferred rent	435	546
Total liabilities	17,577	21,575

Commitments and contingencies (see note 9)

Stockholders’ equity
Common stock, $.01 par value; 100,000 shares authorized; 43,859 and 43,581 issued and outstanding at September 30, 2011 and December 31, 2010	438	436
Additional paid-in capital	191,317	189,205
Accumulated other comprehensive income	297	54
Accumulated deficit	(141,412)	(131,168)
Total stockholders’ equity	50,640	58,527
Total liabilities and stockholders’ equity	$68,217	$80,102

 See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Revenue	$19,316	$10,232	$51,003	$30,129
Cost of revenue	8,789	5,068	25,303	15,006

Gross profit	10,527	5,164	25,700	15,123

Operating expenses
Research and development	5,136	5,314	17,500	14,042
Selling and marketing	3,876	3,324	11,943	8,896
General and administrative	1,423	4,039	5,621	9,065
Restructuring and impairment related charges	(46)	-	275	-
Litigation dismissal	-	4,141	-	4,141

Total operating expenses	10,389	16,818	35,339	36,144

Income (loss) from operations	138	(11,654)	(9,639)	(21,021)

Other income (expense):
Earnout adjustment	-		-	729
Interest income	19	40	42	124
Other income (expense)	170	(190)	(245)	(190)
Total other income (expense), net	189	(150)	(203)	663

Income (loss) before provision for income taxes	327	(11,804)	(9,842)	(20,358)

Provision for income taxes	126	(286)	402	(223)

Net income (loss)	$201	$(11,518)	$(10,244)	$(20,135)

Net income (loss) per common share, basic	$0.00	$(0.37)	$(0.23)	$(0.67)

Net income (loss) per common share, diluted	$0.00	$(0.37)	$(0.23)	$(0.67)

Shares used in computing basic net income (loss) per common share	43,816	31,503	43,723	30,189

Shares used in computing diluted net income (loss) per common share	45,406	31,503	43,723	30,189

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2011	October 1, 2010
Cash flows from operating activities
Net loss	(10,244)	(20,135)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,456	2,496
Amortization of deferred rent	(88)	65
Increase in bad debt provision	110	78
Increase in inventory provision	930	389
Stock-based compensation expense	1,998	2,503
Decrease in investment discounts/premiums	370	169
Impairment of fixed assets	16	—
Loss on sale of intangible assets	6
Litigation dismissal charge	—	4,141
Earnout adjustment	—	(729)
Decrease (increase) in assets, net of effects of acquisitions:
Accounts receivable	(1,369)	(2,060)
Inventory	(3,204)	(199)
Other assets	(661)	66
Increase (decrease) in liabilities, net of effects of acquisitions:
Accounts payable	(393)	(226)
Accrued compensation and benefits and other accrued liabilities	(807)	418
Accrued litigation related legal fees	(1,449)	—
Deferred revenue	(1,297)	1,732
Net cash used in operating activities	(10,626)	(11,292)
Cash flows from investing activities
Purchase of property and equipment	(752)	(547)
Acquisitions, net of cash acquired	—	(7,620)
Purchase of available-for-sale investments	—	(15,165)
Redemption of available-for-sale investments	15,000	24,700
Sale of intangible assets	340	—
Net cash provided by investing activities	14,588	1,368
Cash flows from financing activities
Proceeds from exercise of stock options, net of tax withholdings	121	11
Net cash provided by financing activities	121	11
Effect of exchange rates on cash and cash equivalents	2	34
Net increase (decrease) in cash and cash equivalents	4,085	(9,879)
Cash and cash equivalents, beginning of period	13,280	27,482
Cash and cash equivalents, end of period	$17,365	$17,603

Supplemental non-cash disclosures
Accrued purchase of property and equipment	$-	$151
Stock issuance in connection with the SafeNet acquisition (see Note 11)	$-	$13,342
Working capital adjustment in connection with the SafeNet acquisition (see Note 11)	$-	$(1,173)
Accrued earnout in connection with the SafeNet acquisition (see Note 11)	$-	$729
Fair value of the promissory note issued in connection with the UPEK acquisition (see Note 11)	$-	$13,606

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Presentation

AuthenTec, Inc. (“AuthenTec”, “our”, “we”, etc.) is a leading provider of mobile and network security solutions for enterprise, government and consumer markets.  AuthenTec brings a broad range of features including security, convenience, personalization and navigation to PCs, tablets, smartphones and many other products. AuthenTec has evolved from a mixed-signal semiconductor component supplier to a provider of complete solutions focused on mobile and network security solutions, including smart fingerprint sensors, identity management software and embedded hardware and software security products and solutions. Complementing our sensors is our TrueSuite® identity management software, providing PC and mobile users secure, one-touch access to their digital identity and online social networks. TrueSuite was introduced in 2009 and is currently being integrated in AuthenTec-enabled notebook PCs being offered by the world’s leading PC Original Equipment Manufacturers, or OEMs. Our latest offering, TrueSuite Mobile®, for AuthenTec-enabled mobile phones, was introduced in October 2010 and is targeted for AuthenTec-enabled mobile phones.

We primarily sell our products to OEMs, Original Design Manufacturers, or ODMs or contract manufacturers, government agencies, software application vendors, and service providers. We operate a fabless manufacturing model, whereby manufacturing requirements are outsourced to third parties.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for annual financial statements. The accompanying unaudited consolidated financial statements include the accounts of AuthenTec, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.  In our opinion, all adjustments, consisting primarily of normal recurring accruals considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 30, 2011 or for any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2010 contained in our Annual Report on Form 10-K, filed with the SEC on March 17, 2011.

The year end consolidated balance sheet data was derived from audited financial statements set forth in our Annual Report on Form 10-K, but does not include all disclosures required by GAAP in the United States of America.

We utilize a 52/53 week fiscal year. Our current 52 week fiscal year will end on December 30, 2011. References to past or future quarterly or annual periods in our financial statements are to those respective fiscal periods which vary from exact calendar quarters or years. The fiscal quarter ended September 30, 2011 as well as the comparable fiscal quarter ended October 1, 2010 included results for 13 weeks.

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

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands, except per share data)
Numerator:
Net income (loss)	$201	$(11,518)	$(10,244)	$(20,135)

Denominator:
Denominator for basic income (loss) per share -
weighted average common shares outstanding	43,816	31,503	43,723	30,189
Effect of dilutive securities:
Stock options and restricted stock units	1,590	-	-	-

Denominator for diluted income (loss) per share -
weighted average common shares and potential
common shares outstanding	45,406	31,503	43,723	30,189

Basic net income (loss) per share	$0.00	$(0.37)	$(0.23)	$(0.67)
Diluted net income (loss) per share	$0.00	$(0.37)	$(0.23)	$(0.67)

Basic net loss per common share for the nine months ended September 30, 2011 and for the three and nine months ended October 1, 2010 were the same as diluted net loss per common share for the same periods due to the net losses for such periods. As of September 30, 2011, 5.4 million shares were attributable to outstanding stock options, which were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares. Therefore, inclusion of these amounts would have been anti-dilutive.

The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share for the three and nine months ended September 30, 2011 and October 1, 2010, respectively, because their inclusion would have had an anti-dilutive effect:

	Three months ended		Nine months ended
	September 30, 2 011	October 1, 2010	September 30, 2011	October 1, 2010
	(In thousands)
Options to purchase common stock and
non-vested restricted stock awards	5,396	6,005	6,357	5,694
Warrants to purchase common or preferred stock	-	-	-	18
Shares issuable under convertible promissory note	-	2,106	-	702
	5,396	8,111	6,357	6,141

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

The amortized cost, gross unrealized gains and losses, and fair value of investments, by type, were as follows:

	As of
	Amortized cost		Unrealized gains/(losses)		Fair value
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010
	(In thousands)
U.S. Government agency notes (AFS)	$-	$15,168	$-	$8	-	$15,176
Auction rate securities (AFS)	3,500	3,700	(244)	(377)	3,256	3,323
Total	$3,500	$18,868	$(244)	$(369)	3,256	$18,499

The amortized cost and fair value of available-for-sale investments as of September 30, 2011 and December 31, 2010, by contractual maturity, were as follows:

	As of
	Amortized cost		Unrealized gains/(losses)		Fair value
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010
	(In thousands)
Due in one year or less	$-	$15,168	$-	$8	$-	$15,176
Due after ten years	1,100	1,300	(96)	(198)	1,004	1,102
Preferred stock auction rate securities	2,400	2,400	(148)	(179)	2,252	2,221
Total	$3,500	$18,868	$(244)	$(369)	$3,256	$18,499

The fair value of investments with gross unrealized losses by investment type and length of time that individual securities haven been in a continuous loss position were as follows:

	As of September 30, 2011
	Less than 12 months		12 months or greater		Total
	Fair	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized
	value	losses	value	losses	value	losses
Available-for-sale investments	(In thousands)
Auction rate securities - student loan	$—	$—	$1,004	$(96)	$1,004	$(96)
Auction rate securities - preferred stock	—	—	2,252	(148)	2,252	(148)
Total	$-	$-	$3,256	$(244)	$3,256	$(244)

	As of December 31, 2010
	Less than 12 months		12 months or greater		Total
	Fair	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized
	value	losses	value	losses	value	losses
Available-for-sale investments	(In thousands)
Auction rate securities - student loan	$—	$—	$1,102	$(198)	$1,102	$(198)
Auction rate securities - preferred stock	—	—	2,221	(179)	2,221	(179)
Total	$-	$-	$3,323	$(377)	$3,323	$(377)

As of September 30, 2011 and December 31, 2010, approximately $3.3 million of our $3.3 million and $18.5 million in investments, respectively, were comprised of preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan backed auction rate security is a state issued note with its underlying student loans being substantially insured by the U.S. government.

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

All of our auction rate securities held at September 30, 2011 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or nonexistent.

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

Recurring Fair Value Measurements

At September 30, 2011, we had $13.7 million in cash equivalents and long-term investments that were subject to fair value measurements in accordance with ASC 820.

The fair values of our investments based on the level of inputs are summarized below:

	Fair Value Measurements
	September 30, 2011					As of December 31, 2010
Description	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)
Cash and cash equivalents	(In Thousands)					(In Thousands)
Money market and treasury funds	$10,442	$10,442	$—	$—	$—	$4,004	$4,004	$—	$—	$—
Available-for-sale investments
U.S. Government agency notes	—	—	—	—	—	15,176	15,176	—		8
Auction rate securities	3,256	—	—	3,256	(244)	3,323	—	—	3,323	(377)
Total	$13,698	$10,442	$-	$3,256	$(244)	$22,503	$19,180	$-	$3,323	$(369)

In measuring fair value where Level 1 inputs were available, we used a single valuation technique which valued our securities based on quoted market prices. At September 30, 2011, our money market funds were measured using Level 1 inputs and the fair value was based on daily observable trades.

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

At September 30, 2011 our investments in auction rate securities were measured using unobservable inputs with a fair value of approximately $3.3 million which represented approximately 24% of total assets subject to fair value measurements on a recurring basis.  The student loan backed auction rate security with a fair value of approximately $1.0 million and the preferred stock auction rate security with a fair value of approximately $2.3 million remain in Level 3 at September 30, 2011.

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the nine months ended September 30, 2011:

Description	Total	Auction Rate Securities
	(In Thousands)

Beginning balance December 31, 2010	$3,323	$3,323

Realized/unrealized gains (losses)
Included in earnings	—	—
Included in other comprehensive income (loss)	(8)	(8)

Ending balance April 1, 2011	$3,315	$3,315

Realized/unrealized gains (losses)
Included in earnings	—	—
Included in other comprehensive income (loss)	78	78

Ending balance July 1, 2011	$3,393	$3,393

Realized/unrealized gains (losses)
Included in earnings	—	—
Included in other comprehensive income (loss)	63	63

Settlements	(200)	(200)

Ending balance September 30, 2011	$3,256	$3,256

As of September 30, 2011, we classified $3.3 million of investments in auction rate securities as long-term due to the fact that they had experienced failed auctions. Our money market and treasury funds with a value of $10.4 million have a maturity of ninety days or less from the date of acquisition and therefore are classified as cash and cash equivalents on our consolidated balance sheet.

At September 30, 2011, the estimated fair value of our investments in auction rate securities was approximately $244,000 less than its cost. As we intend to hold on to these securities until the sooner of a recovery in the ARS market or a call of the securities by the issuer and it is more-likely-than-not that we will not be required to sell this auction rate securities prior to recovery, we did not record other-than-temporary impairment charges in the fiscal quarter ended September 30, 2011.

During the fiscal quarter ended September 30, 2011 we recorded approximately $63,000 in unrealized gains on our available-for-sale investments which was recorded in accumulated other comprehensive income on the accompanying consolidated balance sheet at September 30, 2011.

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

We review our long-lived assets for future use, physical deterioration, and technical and economical obsolescence. We recorded an impairment of zero and $16,000 related to our long-lived assets for the three and nine months ended September 30, 2011, respectively.

5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity resulting from non-owner sources. The components of our comprehensive loss are as follows:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
	(In thousands)

Net income (loss)	$201	$(11,518)	$(10,244)	$(20,135)
Unrealized gain on AFS investments	63	111	125	169
Currency translation adjustment	(212)	230	118	218
Comprehensive income (loss)	$52	$(11,177)	$(10,001)	$(19,748)

6. Inventory

	As of
	September 30,	December 31,
	2011	2010
	(In thousands)
Work-in-process	$5,706	$4,402
Finished goods	4,172	2,793
Valuation allowance	(2,147)	(1,735)
	$7,731	$5,460

7. Property and Equipment

		As of
	Useful Life	September 30,	December 31,
	(Years)	2011	2010
		(In thousands)

Production and lab equipment	3 - 8	$6,722	$6,169
Computer equipment	3 - 5	1,622	1,426
Office furniture and fixtures	3	642	588
Computer software	3 - 5	1,715	1,768
Leasehold improvements	3 - 6	1,340	1,361
		12,041	11,312
Less: Accumulated depreciation		(8,259)	(6,882)
		$3,782	$4,430

Depreciation expense was approximately $459,000 and $1,389,000 for the three and nine months ended September 30, 2011, respectively, and $461,000 and $1,140,000 for the three and nine months ended October 1, 2010, respectively.

 8. Goodwill and Intangible Assets

The following table summarizes the activity related to the carrying value of our goodwill at September 30, 2011:

	Reportable Segments
	Smart Sensor Solutions	Embedded Security Solutions	Consolidated
	(In thousands)

Goodwill at December 31, 2010	$—	$2,729	$2,729
Impairment	—	—	—
Goodwill at September 30, 2011	$—	$2,729	$2,729

At September 30, 2011 and December 31, 2010, purchased intangible assets consisted of the following:

	As of
	September 30, 2011			December 31, 2010

	Gross carrying value	Accumulated amortization	Net book value	Gross carrying value	Accumulated amortization	Net book value
	(In thousands)

Patents subject to amortization (6-19 years)	$630	136	$494	$1,050	$144	$906
Customer relationships subject to amortization (6-9 years)	13,575	2,008	11,567	13,575	692	12,883
Developed technology subject to amortization (5-7 years)	8,692	1,922	6,770	8,692	876	7,816
Integrated circuit distribution agreement subject to amortization (2 years)	2,020	1,586	434	2,020	526	1,494
Non-compete agreement subject to amortization (5 years)	533	178	355	533	97	436
Backlog (less than 1 year)	829	829	-	829	331	498
	$26,279	$6,659	$19,620	$26,699	$2,666	$24,033

 During the three months ended July 1, 2011, we have revised the remaining useful life of the integrated circuit distribution agreement from 5 years to 2 years due to the anticipated end of life for this product being shorter than originally estimated. We expect to cease manufacturing of the integrated circuit chips by the end of our fiscal 2011.  As a result of the change, net income for the three and the nine months ended September 30, 2011 decreased by approximately $0.3 million and $0.6 million, or $0.01 and $0.01 per diluted share, respectively.

Amortization expense for intangible assets amounted to approximately $1,279,000 and $4,067,000 for the three and nine months ended September 30, 2011, respectively, and $774,000 and $1,355,000 for the three and nine months ended October 1, 2010, respectively. The weighted average amortization period is 6.8 years. The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending January 1, 2016 is as follows:

Fiscal year	Amount
(In thousands)
2011	$1,264
2012	3,311
2013	3,311
2014	3,176
2015	2,862
$13,924

During the three months ended September 30, 2011, we sold some of our patents for the total price of $340,000 and realized approximately $6,000 loss on the sale which was recorded in the general and administrative caption of our consolidated statement of operations.

9. Commitments and contingencies

Legal Proceedings

AuthenTec is an intervening party in a federal patent infringement lawsuit brought by Innovative Biometric Technology, LLC (“IBT”), against Lenovo, Fujitsu, ASUS, Toshiba, and others.  The case is captioned Innovative Biometric Technology, LLC v. Lenovo (United States), Inc., et al., Case No. 9:09-cv-81046-KLR, and was filed by IBT on July 19, 2009 in the U.S. District Court for the Southern District of Florida (the “Court”).  IBT asserted that the use of certain of the defendant’s products shipped into the United States infringe U.S. Patent No. 7,134,016, which is entitled Software System with a Biometric Dongle (the “‘016 patent”) and relates generally to a method of protecting software program access.   AuthenTec intervened in the case, in November 2010, because IBT’s allegations relate, in part, to the use of biometric software or hardware supplied by us and UPEK, Inc. (“UPEK”) to certain of the defendants that has been integrated into laptop computers by our and UPEK’s customers. In view of IBT’s formal claim construction arguments, on March 25, 2011, AuthenTec filed a Motion for Summary Judgment of Noninfringement, or in the Alternative, Invalidity of the ‘016 patent.  Following a July 2011 hearing on AuthenTec’s Motion for Summary Judgment, on September 27, 2011, IBT conceded that its infringement contentions lacked merit by filing a “covenant not to sue” and a unilateral Motion to Dismiss Toshiba and AuthenTec (the other remaining parties).  The Court issued an Order dismissing the case on October 3, 2011 with prejudice.  On October 7, 2011, AuthenTec and Toshiba filed a Motion to Vacate or Set Aside the Court’s Order of Dismissal asking the Court for permission to file a formal response to IBT’s motion and requesting that the Court impose conditions the Court deems just in exchange for the grant of dismissal.  In particular, we believe the covenant not to sue should be modified in order to better protect the Defendants.  In addition, we maintain that certain attorney’s fees and costs should be paid by IBT to AuthenTec and Toshiba as a condition of the dismissal with prejudice.

We accrue litigation related legal expenses if these costs are reasonably estimable, regardless of whether a liability can be estimated for the loss contingency, itself. If actual and forecasted legal expenses differ from these estimates, adjustments to the accrual account may be required in future periods.  In fiscal year 2010 we accrued approximately $1.9 million in estimated future costs associated with defending the IBT litigation. We recorded the expense for the accrual of the legal fees during the quarter ended December 31, 2010 in the General and Administrative caption of our Statement of Operations.  During the three months ended September 30, 2011, we released $0.4 million of the remaining litigation fee accrual due to the fact that the merits of the IBT litigation are resolved. However, due to further actions initiated by AuthenTec, we believe that we will continue to incur some legal costs in the future until the case is fully closed and we estimated those costs to be approximately $0.2 million which remain accrued at September 30, 2011, along with $0.2 million in IBT legal costs incurred but not paid at the period end.

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

10. Stock-Based Compensation

A summary of the stock options activity for the nine months ended September 30, 2011 is presented below:

		Weighted
	Number of	Average
	Shares	Exercise
	(in thousands)	Price
Outstanding as of December 31, 2010	6,167	$3.31
Granted	2,004	3.24
Forfeited	(523)	9.91
Exercised	(217)	1.03
Outstanding as of September 30, 2011	7,431	$2.89

The total intrinsic value of options exercised during the nine months ended September 30, 2011 was approximately $434,000.

            A summary of the restricted stock activity for the nine months ended September 30, 2011 is presented below:

		Weighted
	Number of	Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Outstanding as of December 31, 2010	131	$4.09
Granted	6	3.46
Forfeited	(9)	5.03
Vested/Issued	(112)	3.10
Outstanding as of September 30, 2011	16	$10.45

The total intrinsic value of restricted stock units vested during the nine months ended September 30, 2011 was approximately $347,000.

The total unrecognized stock-based compensation for stock option and restricted stock awards accounted for under ASC 718 was approximately $5,089,000 as of September 30, 2011. These awards had a remaining weighted-average period over which they are expected to be recognized of 3.1 years as of September 30, 2011.

The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values were based on estimates at the date of grant as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Grant Date Fair Value	$1.62	$1.07	$1.60	$1.11
Expected life (in years)	4.8	3.9	4.5	4.0
Risk free rate	1.2%	1.2%	1.3%	1.2%
Volatility	80%	82%	78%	81%
Dividend yield	0%	0%	0%	0%
Estimated forfeiture rate	12%	12%	12%	12%

11. Business Acquisitions

On February 26, 2010, we acquired substantially all of the assets and certain liabilities related to SafeNet's Embedded Security Solutions division in exchange for approximately $8.5 million in cash and 1,211,482 shares of our common stock (which was later reduced by 385,982 shares for a total share consideration of 825,500 in connection with the opening balance sheet working capital adjustment pursuant to the agreement). A contingent consideration payment could have been due by us if certain revenue targets were achieved by our Embedded Security Solutions segment during the earn out period. The revenue target calculation required accumulated Embedded Security Solutions annual revenue to reach $20 million, adjusted for certain deferred revenue items and pro-rated for the length of the earn out period. We recorded $0.7 million in estimated earnout liability during the quarter ended April 2, 2010 and subsequently determined that the minimum required revenue target could not be achieved during the earn out period and therefore no contingent consideration would be due. As a result of this determination, we reversed the earn out liability of $0.7 million and recorded the change in Other Income (Expense) caption of our consolidated statement of operations during the quarter ended October 1, 2010.

On September 7, 2010, we closed on the acquisition of UPEK in which we acquired all of the outstanding shares of capital stock of UPEK in exchange for 5,956,540 shares of our common stock and a non-interest bearing promissory note which was recorded at a fair value of approximately $13,606,000 at the time of acquisition. On December 22, 2010, we issued 7,984,281 shares of our common stock in settlement of the promissory note and recorded a note settlement charge of $7.1 million.  These acquisitions were accounted for under the acquisition method, in accordance with ASC 805, "Business Combinations", with the assets and liabilities acquired recorded at their fair values at the date of acquisition. The results of operations of the acquired businesses have been included in our operating results beginning as of the effective dates of these acquisitions.

Supplemental Pro Forma Data

The following unaudited pro forma financial information for the three and nine months ended October 1, 2010 represent the combined results of our operations as if the SafeNet’s Embedded Security Solutions division and the UPEK acquisitions had occurred on January 1, 2010. The unaudited pro forma results reflect certain adjustments related to these acquisitions such as increased amortization expense on acquired intangible assets resulting from the fair valuation of assets acquired. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had we operated as a single entity during such period.

	Three Months Ended	Nine Months Ended
	October 1, 2010	October 1, 2010

Revenue	$13,640	$48,282
Net loss	(13,164)	(27,020)

Net loss per common share, basic and diluted	$(0.42)	$(0.90)

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

The table below presents revenues and operating loss for reportable segments:

	Reportable segments
	Smart Sensor Solutions	Embedded Security Solutions	Consolidated
	(In thousands)
Three months ended September 30, 2011
Net revenue	$12,025	$7,291	$19,316
Operating income (loss)	(2,326)	2,464	138

Three months ended October 1, 2010
Net revenue	6,071	4,161	10,232
Operating income (loss)	(12,413)	759	(11,654)

Nine months ended Septmber 30, 2011
Net revenue	34,122	16,881	51,003
Operating income (loss)	(12,462)	2,823	(9,639)

Nine months ended October 1, 2010
Net revenue	22,249	7,880	30,129
Operating loss	$(20,770)	$(251)	$(21,021)

13. Information about Geographic Areas

The following table is based on the geographic location of OEMs, ODMs and the distributors which purchased our products. For shipments to ODMs, contract manufacturers or distributors, their geographic location may be different from the geographic locations of the ultimate end customers. For the three months ended September 30, 2011 and October 1, 2010, revenue generated from international customers accounted for approximately 71% and 79% of total revenue, respectively. For the nine months ended September 30, 2011 and October 1, 2010, revenue generated from international customers accounted for approximately 75% and 86% of total revenue, respectively.

The majority of our revenue is denominated in U.S. dollars, however we do generate revenue that is denominated in other currencies, mostly Euros and Japanese Yen.

	Three months ended				Nine months ended
	September 30,		October 1,		September 30,		October 1,
	2011		2010		2011		2010
	Revenue $	% of total	Revenue $	% of total	Revenue $	% of total	Revenue $	% of total
	(In thousands)				(In thousands)

Asia/Pacific	$7,098	36%	$2,711	26%	$23,575	46%	13,337	44%
Japan	4,350	23	4,475	44	9,107	18	10,798	36
United States	5,608	29	2,137	21	12,774	25	4,083	14
Europe	1,303	7	717	7	4,419	9	1,387	5
Canada	957	5	192	2	1,128	2	524	2
	$19,316	100%	$10,232	100%	$51,003	100%	$30,129	100%

The following table is based on the geographic location of our net long-lived assets:

	As of
	September 30,	December 31,
	2011	2010
	(In thousands)

Asia Pacific	$1,684	$2,118
Japan	6	4
United States	1,378	1,418
Europe	714	890
Total	$3,782	$4,430

14. Income Taxes

For the three and the nine months ended September 30, 2011, we recorded an income tax provision of approximately $126,000 and $402,000, respectively. For the three and the nine months ended October 1, 2010, we recorded an income tax benefit of approximately $286,000 and $223,000, respectively.  The income tax provision recorded during the three and nine months ended September 30, 2011 resulted from profitable results in certain of our foreign entities.

Following our acquisition of UPEK on September 7, 2010, a portion of the purchase price for UPEK was allocated to deferred tax assets, related valuation allowance and accruals for uncertain tax positions. UPEK’s deferred tax asset as of September 7, 2010 was approximately $3.9 million, net of valuation allowances of $3.3 million. UPEK’s total amount of unrecognized tax benefits and related accrued interest as of September 7, 2010 was $4.3 million.

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

             At September 30, 2011 and December 31, 2010, we had unrecognized tax benefits for uncertain tax positions of $1.5 million. None of the balance as of September 30, 2011 would affect our effective tax rate if recognized because it would be offset by the release of a valuation allowance of an equal amount. We do not expect to utilize any portion of our uncertain tax positions during the remainder of 2011.

We recognize interest and penalties related to uncertain tax positions in income tax expense. We did not have any interest and penalties related to uncertain tax provisions during the three and nine months ended September 30, 2011.

The tax years 2006 to 2010 remain open to examination by one or more of the major tax jurisdictions in which are subject to taxation on our taxable income.  Currently, tax years 2006 to 2009 are under examination by the Internal Revenue Service.

 15. Restructuring and Impairment Related Charges

On November 9, 2010, we announced a global restructuring plan related to our acquisition of UPEK, following an assessment of the combined organization’s operations, global functions, and human resources in view of the Company’s global strategy and cost reduction initiatives. The restructuring plan, which was fully completed during the three months ended September 30, 2011, is intended to integrate and streamline operations across the integrated organization.

            Action plans necessary to carry out the restructuring plan have been identified and the majority was implemented during the first half of 2011 with its final completion during the three months ended September 30, 2011. These action plans included the closure of UPEK’s Singapore operations, which was substantially completed by the end of 2010.

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

Below is a listing of the components of the restructuring and impairment related charges for the three and the nine months ended September 30, 2011:

	Three Months Ended	Nine Months Ended
Severance	$(46)	$310
Legal fees	-	79
Obligation settlement	-	(114)
	$(46)	$275

All of the restructuring charges were attributable to the Smart Sensor Solutions segment. The table below reflects the changes in accrued restructuring balances associated with these actions:

	Severance and Benefits	Legal and Other
	(In thousands)
Accrual at December 31, 2010	$717	$259
Restructuring expense	318	(35)
Payments	(684)	(157)
Accrual at April 1, 2011	$351	$67
Restructuring expense	39	-
Payments	(343)	(67)
Accrual at July 1, 2011	$47	$-
Restructuring expense	(46)	-
Payments	(1)	-
Accrual at September 30, 2011	$-	$-

The accrual balances above are components of Accrued compensation and benefits and Other accrued liabilities on our consolidated balance sheets, depending on the expected timing of payment.

16. Recent Accounting Pronouncements

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

In May 2011, the FASB issued ASU No. 2011-04, Topic 820, Fair Value Measurements and Disclosures, an amendment to the accounting standards related to fair value measurements and disclosure requirements that result in a consistent definition of fair value and common requirements for the measurement and disclosure of fair value between “GAAP” and International Financial Reporting Standards. This standard provides certain amendments to the existing guidance on the use and application of fair value measurements and maintains a definition of fair value that is based on the notion of exit price. This standard will become effective for us on December 31, 2011, which is the first day of our next fiscal year, and is not expected to have a material impact on our consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, Topic 350, Intangibles—Goodwill and Other, an amendment to testing goodwill for impairment. This standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This standard is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted, and is not expected to have a material impact on our consolidated financial statements. We anticipate to early adopt this standard in the fourth quarter of fiscal 2011.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to expected future results and business trends that are based upon our current estimate, expectations, and projections about the industry, and upon our beliefs, and certain assumptions we have made that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “guidance,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “prospects,” “outlook,” “forecast,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: the timely introduction of new products, demand for, and market acceptance of, new and existing fingerprint sensors and related software in the PC and wireless markets, our ability to secure design wins and these design wins leading to future production, the adoption of our sensors and related software in other applications outside of PC notebooks and wireless devices, the rate at which we increase our activity and opportunities in the wireless market, the acceptance of our Embedded Security products in the mobile and network security markets and the continued integrity of our products’ data privacy protections, changes in product mix, the actions of existing or future competitors, our ability to successfully integrate acquired businesses in our operations, the impact of litigation and the impact of the macroeconomic trends on our served markets, as well as other risks detailed from time to time in our SEC filings, including “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

 Overview

We are a leading provider of mobile and network and security solutions for enterprise, government and consumer markets.  We provide a series of products including fingerprint sensors, software and intellectual property (IP) that provide security, convenience, personalization and navigation features in such end products as PCs, tablets, smartphone, printers, network servers and gateways and many other products.

Over the past few years we have evolved from a mixed-signal semiconductor component supplier to a provider of complete solutions focused on security and identity management solutions, including smart fingerprint sensors, identity management software and IP products and services. We believe our smart fingerprint sensors products, which are based on our patented technologies, are the most accurate, reliable, cost-effective, easy to use and versatile products commercially available today. They offer multiple functions to users of PCs, smart phones, tablets and other products. Since our inception in 1998, and excluding shipments from our UPEK acquisition, we have shipped over 54 million sensors which have been integrated into over 250 different models of laptops, desktops and PC peripherals as well as over 15 million mobile phones. Complementing our smart sensors is our TrueSuite® identity management family of software, providing PC and mobile users secure, one-touch access to their digital identity and online social networks. TrueSuite was introduced in 2009, and is currently being integrated in AuthenTec-enabled notebook PCs being offered by the world’s leading PC OEMs. TrueSuite Mobile® for AuthenTec-enabled mobile phones was introduced in October 2010. Our revenue in the past was highly concentrated in the markets outside the U.S. Following the acquisition of our Embedded Security Solutions Division segment, currently we are experiencing revenue growth in the U.S. market and our revenue by geographic location may vary from quarter to quarter depending on the customer base in our Embedded Security Solutions division. Financial information with respect to our operations outside the United States is contained in the Note 13 to the consolidated financial statements captioned “Information about Geographic Areas”.

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

In September 2010, we acquired privately-held UPEK, a leading supplier of fingerprint solutions for consumer, business and government applications. We have benefitted and will continue to benefit from UPEK’s software expertise, presence in the PC markets and leadership in silicon based biometrics for government and ID uses.

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

Furthermore, the acquisitions of Safenet’s Embedded Security Division and UPEK contributed to our growth in revenue to $44.7 million in 2010 from $34.1 million in 2009 and to $51.0 million for the nine months ended September 30, 2011 from $30.1 million for the nine months ended October 1, 2010.

 Challenges and Risks

Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, the timing and size of product orders, our product mix, the average selling prices and costs of our products, the timely introduction of new products and the generation of IP license fees and royalties from our prodcuts, as well as general economic conditions in the markets that we serve. Our ability to achieve profitability will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to expand our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. The following are material trends that are creating opportunities and risks to our business, and a discussion of how we are responding to such trends.

●
The global macroeconomic downturn accelerated the growth in sales of consumer lower cost PCs. We also believe the broad acceptance of tablets has negatively impacted the growth rate of  PC’s. The fingerprint sensor attach rate in lower-cost PCs is lower relative to more expensive, feature rich models. To increase penetration of the lower-cost PC market, we are focusing development efforts on lower-cost fingerprint sensors and client application software tailored for use in this growing portion of the PC market. We have introduced lower-cost fingerprint sensors as well as added consumer friendly features such as LED based feedback for the PC market. We launched and our TrueSuite identity management software in 2009 and today it is in use by some of the leading PC OEM’s. In 2011 we launched our AuthenTec webstore and jointly launched a HP-AuthenTec webstore specifically targeted to the consumer market, offering additional software applications and the newest versions of our TrueSuite software. We have also developed complete solutions combining fingerprint sensors with a version of our TrueSuite identity management software specifically tailored to the tablet market.

●
Outside of Japan, adoption of fingerprint sensors by US wireless network carriers for inclusion in smartphones has been limited. We have seen some adoption for the US market as the LG Expo with our fingerprint sensor was launched in 2010 by ATT and the Motorola Atrix was launched in 2011 also by ATT.  We expect eventual widespread integration of fingerprint sensors into wireless devices; however, the timing of such adoption by wireless network carriers, if at all, will have a significant impact on our future revenues. In response, we are working with wireless device manufacturers to accelerate adoption of fingerprint sensors by highlighting features such as personalization, navigation, our application software and integration into NFC based mobile wallet transaction architectures.  We are starting to see results of our efforts and we are focused on improving the durability and aesthetics of our sensors for wireless devices through continued development of our new TouchStone packaging technology. In February 2010, we introduced the AES1750, first smart sensor for the mobile systems market, which takes full advantage of AuthenTec’s new TouchStone packaging technology. In October 2010, we introduced our AES850 as a cost competitive alternative to navigation only devices in mobile phones.  The AES850 is the smallest sensor we have developed to date and combines advanced navigation with biometrically enabled touch based features. In 2011 we offered mobile applications that can be downloaded for use on smartphones with our fingerprint sensors.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Revenue	100%	100%	100%	100%
Cost of revenue	46	50	50	50

Gross margin	54	50	50	50

Operating expenses
Research and development	27	52	34	47
Selling and marketing	20	32	23	30
General and administrative	7	39	12	30
Restructuring and impairment related charges	-	-	-	-
Litigation dismissal	-	40		14

Total operating expenses	54	163	69	121

Income (loss) from operations	-	(113)	(19)	(71)

Total other income (expense), net	1	(1)	-	2

Provision for income taxes	(1)	(3)	1	(1)

Net income (loss)	0%	(112%)	(20%)	(68%)

Comparison of the Three and Nine months Ended September 30, 2011 and October 1, 2010

Following is an analysis of revenue by reportable segment:

	Three Months Ended			Nine Months Ended
	September 30, 2011	October 1, 2010	% Change	September 30, 2011	October 1, 2010	% Change
	(In thousands)			(In thousands)
Smart Sensor Solutions	$12,025	$6,071	98%	$34,122	$22,249	53%
Embedded Security Solutions	7,291	4,161	75%	16,881	7,880	114%
Consolidated	$19,316	$10,232	89%	$51,003	$30,129	69%

Revenue. Our consolidated revenue was $19.3 million for the three months ended September 30, 2011 as compared to $10.2 million for the three months ended October 1, 2010, an increase of $9.1 million, or 89%.  The increase in revenue was partially attributable to the incremental revenue gained from the acquisition of UPEK, which is included in our Smart Sensor Solutions segment, as well as revenue growth in our Embedded Security Solutions segment.  The UPEK acquisition was completed on September 7, 2010 and, therefore, only one month of revenue from UPEK is included in the results for the three months ended October 1, 2010. Our revenue in the Smart Sensor Solutions segment increased by $6.0 million, or 98%, for the three months ended September 30, 2011, and our revenue in Embedded Security Solutions segment grew by $3.1 million, or 75%, as compared to the same period last year. The increase in Smart Sensor revenue was primarily driven by the growth in the government and access control market of $4.0 million and the PC market of $2.0 million primarily a result of the UPEK acquisition. Our growth in Embedded Security Solutions revenue was attributable to increased licensing and royalty revenue of $2.0 million which mainly consisted of licensing our IP and DRM products and royalties for our Toolkits, as well as an increase of $1.2 million in shipments of legacy integrated circuit chips resulting from accelerated purchases by customers as we ceased manufacturing this product.

Our consolidated revenue was $51.0 million for the nine months ended September 30, 2011 as compared to $30.1 million for the nine months ended October 1, 2010, an increase of $20.9 million, or 69%. The increase in revenue was mostly attributable to the incremental revenue gained from the acquisition of UPEK and higher revenue in our Embedded Security Solutions segment. Our Smart Sensor Solutions revenue increased by $11.9 million, or 53%, for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010. The increase in Smart Sensor revenue was primarily attributable to the increase in the government and access control market of $10.1 million and increased shipments in our PC, software and eCommerce markets of $1.8 million. This growth was mostly a result of the UPEK acquisition. Revenues in Embedded Security Solutions segment increased by $9.0 million, or 114%, for the nine months ended September 30, 2011 as compared to the nine months ended October 1, 2010. Licensing and royalty revenue increased by $7.7 million and integrated chips revenue increased by $1.3 million as a result of increased shipments due to end of life of these products which is anticipated by the end of our fiscal 2011. In addition to the organic growth in the Embedded Security Solutions segment, our results for the nine months ended October 1, 2010 only include revenues from our acquisition of SafeNet’s Embedded Security Solutions division from February 26, 2010 and amounted to $7.9 million.

Cost of revenue and gross margin. Our cost of revenue was $8.8 million for the three months ended September 30, 2011 as compared to $5.1 million for the three months ended October 1, 2010, resulting in a gross profit of $10.5 million for the three months ended September 30, 2011 as compared to $5.2 million for the three months ended October 1, 2010, an increase of $5.4 million, or 104%. Consolidated gross margin was 54% in the three months ended September 30, 2011 as compared to 50% in the three months ended October 1, 2010.

The Smart Sensor Solutions segment gross margin was 38% in the three months ended September 30, 2011 as compared to 29% in the same period last year. The increase in gross margin is primarily attributable to higher revenue in the government and access control market which has a higher margin product offering. During the three months ended October 1, 2010, we incurred some additional one-time inventory related costs associated with the legacy UPEK products. The overall decline in average selling prices (“ASP”) was two percent (2%) for the three months ended September 30, 2011 as compared to a three percent (3%) decline for the three months ended October 1, 2010.

Embedded Security Solutions segment gross margin was consistent at 81% in the three months ended September 30, 2011 and in the three months ended October 1, 2010. The revenue from software licensing fees and royalties contains no or minimal product costs which result in higher profit margin. Cost of goods in the Embedded Security Solutions segment is mostly comprised of the manufacturing costs associated with the integrated circuit chips, amortization expense as a result of acquired amortizable intangible assets and technical support costs. During the three months ended September 30, 2011, we recorded additional $0.3 million in amortization expense as a result of a change in the estimated remaining useful life of the integrated circuit chips distribution agreement due to anticipated end of life of this product by the end of our fiscal 2011. Depending on the revenue mix between hardware and software, profit margin may vary between periods.

Our cost of revenue was $25.3 million for the nine months ended September 30, 2011 as compared to $15.0 million for the nine months ended October 1, 2010, resulting in a gross profit of $25.7 million for the nine months ended September 30, 2011 as compared to $15.1 million for the nine months ended October 1, 2010, an increase of $10.6 million, or 70%. The increase in the gross profit was primarily related to the acquisition of UPEK and the addition of Embedded Security Solutions segment for the entire nine month period. Consolidated gross margin was consistent at 50% in the nine months ended September 30, 2011 and in the nine months ended October 1, 2010.

 The Smart Sensor Solutions segment gross margin was 35% in the nine months ended September 30, 2011 as compared to 41% in the same time frame last year. The decrease in the gross margin was mostly attributable to the acquisition of UPEK driven by increased amortization of purchased intangible assets and lower margins associated with the legacy UPEK products being sold to PC OEMs along with an overall decline in ASPs which resulted in two percent (2%) reduction of revenue.

The Embedded Security Solutions segment gross margin was 81% in the nine months ended September 30, 2011 as compared to 76% in the same period last year. The increase in gross margin was primarily driven by the mix of higher licensing and royalty revenue as compared to lower margin revenue from hardware shipments which was partially offset by the increased amortization of integrated circuit chips distribution agreement which amounted to $0.6 million for the nine months ended September 30, 2011

Research and development expenses. Research and development expenses were $5.1 million for the three months ended September 30, 2011 as compared to $5.3 million for the three months ended October 1, 2010, a decrease of $0.2 million, or 3%. Research and development expenses were 27% and 52% of revenue for the three months ended September 30, 2011 and October 1, 2010, respectively. Research and development expenses in the Smart Sensor Solutions segment decreased by $0.3 million mostly due to decrease in labor and personnel related costs driven by reduction in headcount. Research and development expenses associated with Embedded Security Solutions segment increased by $0.2 million for the three months ended September 30, 2011 due to increased labor and personnel related costs as well as higher Euro exchange rate. Our research and development facilities for the Embedded Security Solutions segment are located in Europe.

Research and development expenses were $17.5 million for the nine months ended September 30, 2011 as compared to $14.0 million for the nine months ended October 1, 2010, an increase of $3.5 million, or 25%. Research and development expenses were 34% and 47% of revenue for the nine months ended September 30, 2011 and October 1, 2010, respectively. The increase was mostly attributable to the incremental costs of our acquired businesses, UPEK and SafeNet’s Embedded Security Solutions division. Research and development expenses attributable to the Smart Sensor Solutions segment increased by $1.4 million, or 13%, mostly due to an increase in labor and personnel related costs and an increase in amortization of purchased intangible assets, all primarily attributable to the UPEK acquisition. The nine months ended October 1, 2010 included only one month of activity after the completion of the UPEK acquisition on September 7, 2010. Research and development expenses associated with Embedded Security Solutions segment increased by $2.1 million, or 68% due to increased labor and personnel related costs and amortization of purchased intangible assets. The nine months ended October 1, 2010 included only seven months of activity after the acquisition of such division on February 26, 2010.

Selling and marketing expenses. Selling and marketing expenses were $3.9 million for the three months ended September 30, 2011, as compared to $3.3 million for the three months ended October 1, 2010, an increase of $0.6 million, or 17%. Selling and marketing expenses were 20% and 32% of revenue for the three months ended September 30, 2011 and October 1, 2010, respectively. The selling and marketing expenses for the Smart Sensor Solutions segment remained relatively flat for both periods presented. The selling and marketing expenses for the Embedded Security Solutions segment increased by $0.6 million or 67%, mainly due to an increase in sales commissions as a result of higher revenue.

Selling and marketing expenses were $11.9 million for the nine months ended September 30, 2011, as compared to $8.9 million for the nine months ended October 1, 2010, an increase of $3.0 million, or 34%. Selling and marketing expenses were 23% and 30% of revenue for the nine months ended September 30, 2011 and October 1, 2010, respectively. The selling and marketing expenses for the Smart Sensor Solutions segment increased by $1.4 million, or 23%, primarily due to an increase in personnel costs of $0.6 million and an increase in amortization of purchased intangible assets of $0.8 million mostly related to the UPEK acquisition. The selling and marketing expenses for the Embedded Security Solutions segment increased by $1.6 million, or 61%, and were mostly associated with higher labor and personnel related costs and sales commissions as well as amortization of purchased intangible assets. The nine months ended October 1, 2010 included only seven months of activity of the Embedded Security Solutions division after the acquisition of such division on February 26, 2010.

General and administrative expenses. General and administrative expenses were $1.4 million for the three months ended September 30, 2011 as compared to $4.0 million for the three months ended October 1, 2010, a decrease of $2.6 million, or 65%. General and administrative expenses were 7% and 39% of revenue for the three months ended September 30, 2011 and October 1, 2010, respectively. General and administrative expenses decreased by $3.3 million, or 81%, in the Smart Sensor Solutions segment predominately driven by a decrease in labor related costs of $1.4 million as a result of severance charges incurred during three months ended October 1, 2010 due to management transition, decrease in acquisition related fees of $0.8 million, and a decrease in legal fees of $0.4 million mostly related to the reversal of accrued IBT litigation related fees.

General and administrative expenses were $5.6 million for the nine months ended September 30, 2011 as compared to $9.1 million for the nine months ended October 1, 2010, a decrease of $3.4 million, or 38%. General and administrative expenses were 12% and 30% of revenue for the nine months ended September 30, 2011 and October 1, 2010, respectively. General and administrative expenses decreased by $4.9 million, or 54%, in the Smart Sensor Solutions segment primarily as a result of a decrease in acquisition related fees of $1.9 million, a decrease in labor and personnel related costs of $1.8 million and a decrease in outside legal fees of $1.2 million, which included release of the accrued IBT litigation related fees of $0.4 million during the nine months ended September 30, 2011. The general and administrative expenses for the Embedded Security Solutions segment increased by $0.9 million primarily due to increased outside legal and audit related fees. The nine months ended October 1, 2010 included only seven months of activity of the Embedded Security Solutions division after the acquisition of such division on February 26, 2010.

Restructuring and impairment related charges. Restructuring charges were $(46,000) for the three months ended September 30, 2011 as compared to none for the three months ended October 1, 2010. The amount recorded in the three months ended September 30, 2011 represents a release of the remaining accrual of employment termination benefits.

Restructuring and impairment related charges were $0.3 million for the nine months ended September 30, 2011 as compared to none for the same time last year. As a result of restructuring activities, we recorded employment termination benefits of $0.3 million and outside legal and accounting fees of $0.1 million. These costs were slightly offset by $0.1 million credit for an obligation that was settled for less than the contractually obligated amount.

Litigation dismissal. There were no litigation dismissal expenses for the three and the nine months ended September 30, 2011 as compared to $4.1 million for the three and the nine months ended October 1, 2010. During the three months ended October 1, 2010, we recorded $4.1 million in estimated legal fees as a result of a patent lawsuit dismissal in connection with the UPEK acquisition.

Other income (expense), net. Other income (expense), net increased by $0.4 million to a net other income of $0.2 million for the three months ended September 30, 2011 mostly attributable to the foreign currency gains due to lower Euro exchange rates.

Other income (expense), net decreased by $0.9 million to a net other expense of $0.2 million for the nine months ended September 30, 2011 mostly attributable to the reversal of the earnout liability of $0.7 million during the nine months ended October 1, 2010 associated with the contingent consideration related to the acquisition of SafeNet’s Embedded Security Solutions division as well as foreign currency losses due to higher Euro exchange rates in the beginning of the year.

A contingent consideration payment could have been due by us if certain revenue targets were achieved by our Embedded Security Solutions segment during the earnout period. The revenue target calculation required accumulated Embedded Security Solutions annual revenue to reach $20 million, adjusted for certain deferred revenue items and pro-rated for the length of the earn out period. We recorded $0.7 million in estimated earnout liability during the quarter ended April 2, 2010 and subsequently determined that the minimum required revenue target could not be achieved during the earn out period and therefore no contingent consideration would be due. As a result of this determination, we reversed the earn out liability of $0.7 million and recorded the change in Other Income (Expense) caption of our consolidated statement of operations during the nine months ended October 1, 2010.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations, the issuance and sale of our common and preferred stock and senior secured convertible debt. Our cash, cash equivalents and investments were $20.6 million as of September 30, 2011, a decrease of $11.2 million from December 31, 2010. The decrease in our cash, cash equivalents and investments as of September 30, 2011 was primarily attributable to the net operating loss, purchases of inventory parts and severance payments associated with restructuring activities.

	Nine Months Ended
	September 30, 2011	October 1, 2010
	(In thousands)
Consolidated statement of cash flows data:
Purchase of property and equipment	$(752)	$(547)
Cash flows from operating activities	(10,626)	(11,292)
Cash flows from investing activities	14,588	1,368
Cash flows from financing activities	121	11

Operating activities. Net cash used in operating activities was $10.6 million in the nine months ended September 30, 2011, primarily due to net operating loss for the period as well as an increase in accounts receivable, purchases of inventory and payments of severance and legal invoices. Operating loss, excluding stock-based compensation, depreciation and amortization expense contributed to $2.8 million of cash used in operating activities, increase in accounts receivable contributed to $1.3 million decrease in cash, payments for inventory, severance and legal fees contributed to $5.4 million of cash used and increase in deferred revenue contributed to $1.4 million decrease in cash in the operating activities.

During the three months ended September 30, 2011 we were in a cash flow positive position with $0.4 million in cash generated from operations.

Investing activities. Net cash provided by investing activities was $14.6 million in the nine months ended September 30, 2011, mostly attributable to redemption of our short-term investments of $15.0 million and cash received from the sale of certain patents of $0.4 million; partially offset by $0.8 million used for purchases of property and equipment

Financing activities. Net cash provided by our financing activities is a result of proceeds received from exercise of stock options.

We believe our $17.4 million of cash and cash equivalents at September 30, 2011 as well as expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months.

Our investment policies are designed to provide liquidity, preserve capital and achieve an acceptable return on invested assets. As of September 30, 2011, our investment portfolio consisted primarily of U.S. treasury and U.S. government agency funds and fixed-income securities. The weighted average maturity is less than twelve months. We utilize investment vehicles such as treasuries, U.S. government agency funds and auction rate securities.

As of September 30, 2011, all of our $3.3 million in short-term and long-term investments were comprised of preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan backed auction rate security is a state issued note with its underlying student loans being substantially insured by the U.S. government.

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

All of our auction rate securities held at September 30, 2011 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist.

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

These indemnification obligations may result in material expense to us, including legal and other costs incurred to defend any claims. We may settle or compromise such matters or be subjected to an adverse outcome which could result in material financial or other costs to us. There is no guarantee that our indemnification obligations will not have a material adverse impact on our financial condition and results of operations in the future.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with United States GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amount of revenue and expenses during the periods represented. Although we believe that our judgments and estimates are reasonable under the circumstances, actual results may differ from those estimates.

Our critical accounting policies as of September 30, 2011 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, except for our adoption of new accounting standards related to revenue recognition and described below.

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

Recent Accounting Pronouncements

See Note 16 of the Notes to Consolidated Financial Statements for recent accounting pronouncements.

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

Interest rate risk. We had cash, cash equivalents and investments of $20.6 million as of September 30, 2011, which were held for working capital and strategic purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and achieve an acceptable return without significantly increasing our risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk and reduce exposure, we maintain our portfolio of cash equivalents and short-term and long-term investments in investment grade securities that are primarily of a conservative nature. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results from operations.

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

At September 30, 2011, we held $3.3 million in auction rate securities and consider them inactively traded securities. The rate of interest paid on the auction rate securities is determined at auctions held at pre-determined intervals, usually every seven, 28 or 35 days. If sufficient clearing bids are not made in a particular auction, that can result in the inability to liquidate the asset-backed securities in the auction. All of our auction rate securities held as of September 30, 2011 had experienced failed auctions. There can be no assurance that auctions on the auction rate securities in our investment portfolio will succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may decline even further and we may record additional temporary or other than temporary impairment charges.

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

 Item 4.               Controls and Procedures.

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) , which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of September 30, 2011 to provide reasonable assurance of the achievement of these objectives.

Changes in internal controls. There was no change in our internal control over financial reporting during the quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

AuthenTec is an intervening party in a federal patent infringement lawsuit brought by Innovative Biometric Technology, LLC (“IBT”), against Lenovo, Fujitsu, ASUS, Toshiba, and others.  The case is captioned Innovative Biometric Technology, LLC v. Lenovo (United States), Inc., et al., Case No. 9:09-cv-81046-KLR, and was filed by IBT on July 19, 2009 in the U.S. District Court for the Southern District of Florida (the “Court”).  IBT asserted that the use of certain of the defendant’s products shipped into the United States infringe U.S. Patent No. 7,134,016, which is entitled Software System with a Biometric Dongle (the “‘016 patent”) and relates generally to a method of protecting software program access.   AuthenTec intervened in the case, in November 2010, because IBT’s allegations relate, in part, to the use of biometric software or hardware supplied by us and UPEK, Inc. (“UPEK”) to certain of the defendants that has been integrated into laptop computers by our and UPEK’s customers. In view of IBT’s formal claim construction arguments, on March 25, 2011, AuthenTec filed a Motion for Summary Judgment of Noninfringement, or in the Alternative, Invalidity of the ‘016 patent.  Following a July 2011 hearing on AuthenTec’s Motion for Summary Judgment, on September 27, 2011, IBT conceded that its infringement contentions lacked merit by filing a “covenant not to sue” and a unilateral Motion to Dismiss Toshiba and AuthenTec (the other remaining parties).  The Court issued an Order dismissing the case on October 3, 2011 with prejudice.  On October 7, 2011, AuthenTec and Toshiba filed a Motion to Vacate or Set Aside the Court’s Order of Dismissal asking the Court for permission to file a formal response to IBT’s motion and requesting that the Court impose conditions the Court deems just in exchange for the grant of dismissal.  In particular, we believe the covenant not to sue should be modified in order to better protect the Defendants.  In addition, we maintain that certain attorney’s fees and costs should be paid by IBT to AuthenTec and Toshiba as a condition of the dismissal with prejudice.

We accrue litigation related legal expenses if these costs are reasonably estimable, regardless of whether a liability can be estimated for the loss contingency, itself. If actual and forecasted legal expenses differ from these estimates, adjustments to the accrual account may be required in future periods.  In fiscal year 2010 we accrued approximately $1.9 million in estimated future costs associated with defending the IBT litigation. We recorded the expense for the accrual of the legal fees during the quarter ended December 31, 2010 in the General and Administrative caption of our Statement of Operations.  During the three months ended September 30, 2011, we released $0.4 million of the remaining litigation fee accrual due to the fact that the merits of the IBT litigation are resolved. However, due to further actions initiated by AuthenTec, we believe that we will continue to incur some legal costs in the future until the case is fully closed and we estimated those costs to be approximately $0.2 million which remain accrued at September 30, 2011, along with $0.2 million in IBT legal costs incurred but not paid at the period end..

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
101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2011 and October 1, 2010; (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and October 1, 2010; and (iv) the Notes to the Consolidated Financial Statements – submitted herewith pursuant to Rule 406T.

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
Lawrence Ciaccia
Chief Executive Officer
(on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

/s/ Philip Calamia
Philip Calamia
Chief Financial Officer
DATE: November 9, 2011		(as the Registrant’s Principal Financial Officer)