Form 10-K
period 2011-12-30
AUTHENTEC INC
filed 2012-03-09
CIK 1138830

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________.

Commission File Number 001-33552

AuthenTec, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	59-3521332
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Rialto Place, Suite 100, Melbourne, Florida	32901
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (321) 308-1300
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	Nasdaq Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the NASDAQ Global Market closing price on July 1, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $123,966,000. The number of shares of the registrant’s common stock outstanding as of March 8, 2012 was 44,468,897. Documents Incorporated By Reference: Certain sections of AuthenTec, Inc.’s definitive Proxy Statement for use in connection with its 2012 annual meeting of stockholders, to be filed subsequently, are incorporated by reference into Part III of this Annual Report where indicated.

AUTHENTEC, INC.

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains statements relating to expected future results and business trends that are based upon our current estimate, expectations, and projections about the industry, and upon our beliefs, and certain assumptions we have made that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “guidance,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “prospects,” “outlook,” “forecast,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, among others, those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report, and each of the following factors: the timely introduction of new products, demand for, and market acceptance of those products in our target markets, our ability to secure design-wins and these design-wins leading to future production, the adoption of our products in new applications, the rate at which we increase our activity and opportunities in the mobile market, the introduction of new software products and the ability to generate any revenues based on those new products, changes in product mix, the actions of existing or future competitors, our ability to successfully complete and integrate strategic acquisitions, the impact of litigation and the impact of the macroeconomic trends on our served markets as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

 PART I

In this report, the words “AuthenTec,” “the Company,” “we,” “us” and “our” refer to AuthenTec, Inc. and our wholly owned subsidiaries.

Item 1.	Business

Company Overview

We are a leading provider of mobile and network security solutions for enterprise, government and consumer markets.  We provide a series of products including fingerprint sensors, software and intellectual property (IP) that provide security, convenience, personalization and navigation features in such end-use products as PCs, tablets, smartphones, printers, network servers and gateways. We operate in two reporting segments: Smart Sensor Solutions (“SSS”) - comprised of smart fingerprint sensors, area sensors (TouchChip sensors), identity management and electronic commerce (e-commerce) solutions – and Embedded Security Solutions (“ESS”) – network and mobile system security solutions.

Over the past few years, we have evolved from a mixed-signal semiconductor component supplier to a provider of mobile and network security solutions. Our portfolio of products has significantly expanded during the past two years, and now includes smart fingerprint sensors, area sensors, fingerprint sensor chipsets and modules, USB fingerprint readers, identity management software and embedded hardware and software products and services.  Our expansion has been driven by both internal product developments and strategic acquisitions, including the following acquisitions.

•
In February 2010, we acquired SafeNet’s Embedded Security Solutions division, further enhancing our offering of mobile and network security solutions. The Embedded Security Solutions products are used in communication and network products to ensure data privacy and content protection for businesses and individuals. With the addition of the Embedded Security Solutions’ expertise in software development, network security and secure communication, we have the ability to offer secure end-to-end solutions, from the individual PC or mobile phone all the way to the network server in the cloud.

•
In September 2010, we acquired privately-held UPEK Inc., a supplier of fingerprint solutions for consumer, business and government applications. We believe the combined company will benefit from AuthenTec’s leadership position in the PC and mobile markets as well as in embedded security, and from UPEK’s software expertise, presence in the PC and mobile markets and leadership in silicon based biometrics for government and ID.

•
In November 2011, we acquired PeerSec Networks, an innovative provider of networking security solutions. The PeerSec Networks team and complete product portfolio, which includes the Matrix™ family of industry-leading device security solutions, became part of our Embedded Security Solutions business segment. PeerSec adds complementary Secure Sockets Layer (SSL) products to AuthenTec’s leading Virtual Private Network (VPN) security products, creating a much more well rounded IP security (IPsec) portfolio.

•
In December 2011, we acquired the assets of Proxure, Inc., a provider of syncing and cloud-based storage services for PCs and mobile devices. Proxure’s portfolio includes its popular KeepVault secure online and offline backup service, and KeepSync software, which synchronizes a user’s identity across multiple devices.  KeepVault and KeepSync have now been added to our Software and eCommerce portfolio in the Smart Sensor Solutions segment, and are also expected to be incorporated into future AuthenTec product offerings.

We primarily sell our products to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract manufacturers, software application vendors, and service providers. We operate a fabless manufacturing model, whereby manufacturing requirements are outsourced to third parties.  In the last two years, we generated revenue from over 300 customers, including some of the world’s leading PC and mobile device manufacturers and their suppliers, network providers, content providers and defense technology companies. These companies include Lenovo Group Limited, Fujitsu Ltd., Dell Inc., Juniper Networks, Inc., Home Box Office, Inc., Raytheon Co. and others.

Our total revenues were $69.8 million in 2011 as compared to $44.7 million in 2010. Our revenue growth was a result of a combination of the incremental sales from strategic acquisitions completed in 2010 and the continuous expansion in our embedded security solutions business and government access and e-commerce markets.

Our headquarters is located in Melbourne, Florida, and we have major development centers in Melbourne, Florida, Vught, The Netherlands, Prague, The Czech Republic, and Shanghai, China. We also have sales and application engineering offices in several locations throughout the United States, Europe and Asia to service our global customer base.  We had 217 full-time employees worldwide as of December 30, 2011, of which over 80% were in research and development, and sales and marketing.

 Industry Overview

The Increasing Need for Authentication

The proliferation of portable computing and communications devices including laptop PCs and mobile devices has been driven by improvements in computing power, battery life, performance, communications infrastructure and decreases in cost and size.  There has been a corresponding growth in the amount of electronic data accessed and exchanged due to the increasing number of applications that manage, manipulate, store, transmit and secure such information, as well as those that facilitate e-commerce and mobile commerce (m-commerce). Businesses and consumers increasingly use a variety of devices, including PCs and mobile devices, to store and transmit sensitive data electronically.  These devices are often shipped with minimal security and authentication protection, if any, and can be easily manipulated by unauthorized users should the devices be lost or stolen.

Effective security and authentication systems controlling access to sensitive information are critical to the safety and integrity of data, transactions and communications. Security breaches and fraud resulting from failures in security and authentication systems can cause economic harm for individuals and corporations and have become chief concerns for businesses and consumers alike.  Today, the primary method of protecting and securing electronic information is through the use of passwords.  The average person must remember multiple passwords and regularly uses common identifiers such as maiden names and birthdays as passwords.  These types of passwords are not foolproof and can be relatively easy to copy, lose, forget or have stolen.  As a result of poor computer security, poor network security and the proliferation of mobile devices used to store large amounts of information, including databases of personal information, the potential for data breaches that result in consumer identity theft is increasing.

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

According to the Privacy Rights Clearinghouse, a non-profit consumer advocacy group, 2011 was a significant year for data security, with some of the biggest data breaches ever reported. 535 data breaches were publicly reported in 2011, affecting a total of 30.4 million records.  The total number of records compromised increased by more than 18 million year over year compared to the 11.4 million records compromised in 2010. In addition, the lost business of disconcerted customers, escalating legal and public relations expenses, and other costs associated with breaches are costing companies millions of dollars each year.  According to the Ponemon Institute, an independent research firm, the cost of data breach incidents to U.S. companies reached $214 per compromised record and averaged $7.2 million per data breach event, up from $204 per compromised customer record in 2009 with an average total per-incident cost of $6.75 million.

As a result of the foregoing, we believe there will be an increasing need for mobile and network security and the authentication protection our products provide.

 Our Target Markets

To respond to a more electronically oriented and mobile society, we expect that our customers will increasingly demand mobile and network security that provide their end users with confidence that their sensitive personal and corporate information will not be compromised. We also believe our customers are looking for fingerprint sensor security, embedded security and identity management hardware and software to protect this sensitive information and enhance the user experience.  Our target markets include:

•
PCs. The PC market, particularly laptops, currently represents one of the largest market segments for our fingerprint sensors and identity management software.  Demand for our PC products is being driven by the need for increased security to protect personal and corporate data stored on the PC and the networks to which it connects, and by the convenience of replacing logins and passwords with the simple swipe of a finger. According to leading research firm Gartner, the PC market grew modestly from 350.9 million PCs shipped in 2010 to 352.8 million PCs shipped in 2011.  Gartner’s research excludes shipments of Tablet PCs, which are forecast to grow at a compound annual growth rate of 77 percent, from 63.6 million units in 2011 to 316 million units in 2015. To help further penetrate the PC market, including Tablet PCs, we continue to expand our offering of smart fingerprint sensors and our identity management software.  Our TrueSuite software and a version called SimplePass 2011 for HP is now integrated into millions of PCs, further expanding awareness of our fingerprint sensors and the many features they bring to people who use them.

•
Mobile Devices. We believe the integration of fingerprint sensors into mobile smartphones, feature phones and tablets is in its early stages and will accelerate, and also represents our largest potential market. According to research firm IDC, the mobile phone market grew 11.1% to 1.55 billion units shipped in 2011, up from the 1.39 billion units shipped in 2010.  Also according to IDC, the mobile phone expansion in 2011 was driven primarily by the growth in smartphone shipments.  IDC reported that total smartphone shipments reached 491.4 million units in 2011, up 61.3% from the 304.7 million units shipped in 2010. We believe the demand for our products will grow as mobile phone manufacturers and mobile phone users discover the multi-functional benefits of our fingerprint sensors, including convenient security, personalization and touch control.  Mobile phone manufacturers are leveraging the personalization features of our sensors, which associate different phone functions and applications with different fingers, as well as the touch-powered features offered by our products.  We also believe that the proliferation of mobile commerce (m-commerce) whereby phones are used like a mobile wallet in conjunction with Near Field Communications (“NFC”)  will expand into markets outside of Japan where our fingerprint sensors have secured m-commerce transactions since 2004. Our Embedded Security Solutions business complements and enhances our mobile device customer base and product offerings, providing customers a more comprehensive security solution through security hardware products, VPN and SSL security toolkits and digital rights management (DRM) software to protect valuable content.  The growth in mobile devices has also challenged IT managers to identify secure but convenient ways to protect networks from unauthorized or unsecured access.  Our VPN and SSL security offering protects both mobile devices and the networks to which they connect, ensuring end-to-end protection.  Our DRM offerings provide similar levels of end-to-end security and protection for content providers, ensuring that valuable content can be securely retrieved and accessed on a variety of mobile platforms, including Apple iOS and Android based smartphones and tablets.

Access control.  The access control market can be divided into both logical access control, or the provision of access to computing systems, and physical access control, or the provision of access to property, a building, a home, a room, gun safe, file cabinet or some other protected physical asset.  AuthenTec products address both logical and physical access control.  Our TouchChip and Smart Sensor products provide logical access control via PCs and peripherals, smart card readers, mobile phones, tokens.  They also provide physical access control by way fingerprint-enabled door locks, smart card readers, time and attendance systems, and other devices.  Because our fingerprint sensors are based in silicon, they are smaller, easier to integrate, offer increased power efficiency and typically cost less than optical fingerprint readers and other forms of biometric identification (iris and vein scanning, for example).

Networking. AuthenTec offers a host of embedded security solutions that provide enhanced levels of security in networks and networking systems.  AuthenTec embedded security solutions are used by the world’s leading networking companies and network equipment manufacturers to help ensure end-to-end security from the client all the way to the server in the cloud.  AuthenTec network solutions are ideally suited for security-intensive applications involving VPN gateways, host servers, routers and Ethernet bridges.  Our networking solutions address Internet Protocol Security (IPsec) and Media Access Control Security (MACsec) and silicon-based security in Systems on a Chip (SoC) and application specific integrated circuits (ASICs).  The Company provides security hardware IP and software toolkits and focuses on security solutions that are compliant with industry networking standards for quick and easy deployment by customers.

Content protection. The ability to enable content access anytime, anywhere, and from any device is a crucial success factor for any digital content provider or service.  High-value digital content includes streaming or downloadable video/multimedia, music and e-Books among others.  To help protect and monetize this high-value content, AuthenTec offers a comprehensive portfolio of Digital Rights Management (DRM) solutions that ensures end-to-end security from the content provider to the client.  The Company supports multiple DRM technologies on both the client and server side, enabling the protection, distribution and monetization of digital content.  AuthenTec’s DRM offering provides advanced levels of protection, reliability, and performance for content providers on the server side and consumers and businesses on the client side. We offer DRM solutions which can be embedded or added as a downloadable application by device manufacturers, semiconductor vendors or software providers for fast integration and deployment.  AuthenTec’s DRM portfolio helps ensure that only clients who have been granted rights for high-value content are able to access it.

Biometrics Background

Biometrics is the process of gathering and processing a certain set of physical or behavioral characteristics in order to identify an individual.  Government and law enforcement agencies were the first to develop and adopt biometric technologies with a focus on fingerprint biometrics.  In the United States, law enforcement agencies have long used both manual and electronic methods for collecting and comparing fingerprints.  Other countries have similar systems which have been used for a variety of purposes from criminal background checks to voter registration.  Today, there are several types of biometric alternatives including fingerprint, iris scan, voice authentication, iris scan, hand vein recognition, and facial recognition.  These alternatives provide varying levels of identification and authentication success.  For example, iris scan and retina scan technologies have been adopted, but are generally expensive and require a significant amount of equipment to deploy a solution. As a result, these technologies are being used on a limited basis, and primarily in lower volume governmental, law enforcement or physical access control applications.  Other biometric alternatives, such as facial recognition, have proven to be inexpensive but are reportedly vulnerable to spoofing.

Security

Electronic fingerprint scanners were developed in the 1990s to replace ink and paper-based systems, and primarily used optical technologies to image the patterns on the surface of the finger and convert those patterns into images of the fingerprint.  These technologies were sometimes not able to acquire useful data from people with imperfections in their finger skin such as dry, thickly callused or worn smooth fingerprints.  The cost, size and performance issues associated with these early technologies gave rise to semiconductor-based (silicon) sensors as companies began to explore the commercial application of fingerprint authentication.  In addition to our live layer technology, there are now several types of silicon fingerprint technologies in the market, such as DC and RF capacitive.  While these technologies along with other biometric and non-biometric alternatives are capable of individual identification, we believe these other technologies are limited as compared to our technology at this time.  Although generally lower in cost and smaller in size than the predecessor optical fingerprint scanners, these competitive silicon fingerprint sensor technologies often suffer some of the same performance issues.

Silicon fingerprint sensors are a segment of the global fingerprint biometrics industry, and this segment includes sensors based on various technologies of varying capabilities, size and cost.  Over the past several years, the silicon fingerprint sensor segment has experienced growth driven by the proliferation of mobile computing and mobile devices.   We believe that by offering the right hardware and software products, together with an improvement in the macroeconomic conditions, this segment will once again grow.

            The silicon fingerprint sensor segment, the area in which we operate, comprises two different types of products:  touch and swipe sensors.  Touch, or area, sensors are generally larger and more costly than swipe sensors.  Users of touch sensors place and hold their finger on the sensor for authentication.  Touch sensors generally are only used in government applications and some access control markets presently. Swipe sensors are generally smaller and less costly and involve the user swiping their finger across the sensor for authentication.  Swipe sensors have become the more dominant form of fingerprint sensor over the past few years and now represent a significant majority of sensors shipped. All fingerprint sensors, whether or not they are silicon-based, are alternatives to other potential biometric identification systems as well as a multitude of non-biometric identification procedures.

Identity Management

Growth in online social networks has increased the importance of convenient yet secure user control over digital identities.  We believe that AuthenTec is well positioned to benefit from growth in identity management by way of our complete solutions, which includes our smart sensors, TrueSuite identity management software and applications from third parties that enhance security and the user experience.  As digital identities become more important, more services will be aggregated and accessible through authentication and personalization events via the fingerprint sensors, identity management software and secure network connections.  We foresee a day when a swipe of a fingerprint sensor will replace login/password events and securely connect the user to their personal user accounts on their favorite websites.

Furthermore, we believe that the fingerprint sensor and VPN clients offer a foundation for digital identities used in cloud-based computing, which is the delivery of software, services and other computing tasks via the Internet rather than using on-premise computing resources.  It is a style of computing where scalable IT-enabled capabilities are provided as a service to external customers by way of the Internet.  Cloud computing is increasingly used for business processes, including advertising, e-commerce, human resources and payment processing.  It is also used for delivering advertising content and media, providing infrastructure services and application services.  According to research firm Gartner, worldwide public cloud services spending was expected to reach $89 billion in 2011, up from $74 billion in 2010. The market is forecast to reach $177 billion by 2015.

We believe that AuthenTec is well positioned to provide convenient yet secure identity management at the point of user entry (PC, smartphone, mobile device, etc.) for cloud-based computing via its smart sensors, VPN and SSL security offerings, and identity management software, and that demand for these solutions will grow as security concerns and interest in personalization in cloud computing increase. See “Risk Factors” in Part I. Item 1A of this Annual Report.

Our Competitive Strengths

We believe the following competitive strengths will enable us to succeed as a leading provider of mobile and network security:

Patented and Proven Advanced Technology Platform. While other fingerprint technologies generally read only the surface layer of the skin, our patented live layers technology is able to read the live layer of skin below the skin’s outer surface.  By reading the live layer, we are able to produce a high density and accurate image of the skin under virtually any condition regardless of changing environments and finger conditions.  Our matching algorithms use these higher quality images to accurately and securely match the user, a process which we believe is one of the most accurate and secure matching capabilities available in the market today.  Our proprietary technologies are protected by 190 filed and pending U.S. patents for sensors and sensor packaging, software, and end user applications.

Complete Hardware and Software Solutions. We offer comprehensive mobile and network security in our target markets.  Our solutions include the sensors, algorithms, software, reference designs, packaging and end-user applications which allow our customers to easily integrate our solutions into their products.  By using our solutions, our customers benefit from improved time-to-market, reduced development costs and higher quality.

Low-Cost Advantage. As a result of our technologies, we are capable of offering smaller sensors as compared to other commercially available semiconductor-based solutions.  We believe this provides us with a cost advantage and ability to accommodate integration into a broader range of mobile devices over our competitors.  We operate a fabless manufacturing model and utilize standard, high volume fabrication processes, allowing us to take full advantage of the cost reduction and yield enhancements associated with these processes.

Multiple Products Targeted for High Volume End Markets. As of the end of 2011, AuthenTec and the companies that we acquired have shipped more than 100 million fingerprint sensor products tailored specifically to our target markets since our founding in 1998.  Our products include some of the smallest fingerprint sensors available in the market, a critical consideration for many of our customers.  Complementing these products is our TrueSuite application software which simplifies and enhances the use of our sensors.

Strong Relationships with Leading Global PC and Mobile Device Manufacturers, and Content Providers. We have developed collaborative relationships with leading manufacturers of PCs and mobile devices worldwide.  These relationships enable us to work with our customers and tailor our solutions to fit into their research and development efforts.  We also collaborate with the leading content providers to ensure services that deliver content to customers are secure and employ DRM to ensure rights management.  We have support offices in North America, Europe and Asia to provide our global customers with convenient local sales and technical support.

Increased Functionality. In addition to the convenient security aspects of our products, our sensor solutions also provide other features that allow the sensor to be used for touch control and user personalization, or the association of different functions with different fingers.

Financial and Operational Stability and Reputation.  Founded in 1998, we have become a leading provider of mobile and network security solutions for enterprise, government and consumer markets.  We believe we have a strong financial position compared to most of our competitors.  We believe that our long operating history is attractive to our customers as a sign of financial stability.  Furthermore, in the past we have been able to take advantage of our financial position to make strategic acquisitions and investments in new products that have driven the growth of our business and position us to take advantage of existing opportunities.

Our Growth Strategy

We intend to maintain and extend our leadership in our target markets by pursuing the following strategies:

Increase Penetration of the Consumer PC Market. Sales of lower cost PCs and tablets continue to grow.  The fingerprint sensor attach rate in consumer PCs is much lower relative to more expensive and feature rich models for businesses and enterprises. To increase penetration of the consumer PC market, including tablet PCs, we are bringing lower cost fingerprint sensors and client application software to market that are tailored for use in this growing portion of the PC market.

Increase Penetration of the Mobile Market. The adoption of fingerprint sensors in mobile products has been somewhat limited outside of Japan.  We believe that market growth in smart phones, feature phones and tablets that are capable of storing more personal and business information will drive increased global demand for more convenient security.  Beyond security, we are expanding our multi-functional capabilities of our sensors and promoting other features such as personalization and navigation. We are also focused on improving the durability and aesthetics of our sensors for mobile devices though continued development of advanced sensor packaging.

Expand our Offering and Availability of Software and End-user Applications. We intend to expand our TrueSuite application software for the PC market and also offer a version of TrueSuite for use in mobile systems.  We plan to expand the features and functions of TrueSuite and HP SimplePass, which will continue shipping in new notebook models in 2012, and now offer an API (TrueAPI™) to application developers in order to further expand the uses of our sensors in PCs and mobile systems.  Certain versions of TrueSuite and applications developed by us and partners are available for purchase via our web store.

Continue to Enhance the Functionality of Our Products. Our current product offering provides our customers with an accurate, reliable, cost-effective, versatile and secure solution.  Our products provide several security features including the protection of hardware and data and the replacement of passwords.  Our products allow for personalization of a device such as the ability to use different fingerprints to launch different applications.  In addition, our products can be used for navigation, in which the sensor can be used for touch control.  We plan to continue to provide solutions that offer enhanced security, innovation, convenience and touch control for our customers as we believe this is critical to achieving increased market penetration.

 Pursue Selective Acquisitions of Complementary Technologies or Companies. We intend to evaluate and potentially make acquisitions of companies, technologies and products that are complementary to our focus in mobile and network security.  We believe we are capable of integrating various ancillary technologies into our solution in order to broaden our product portfolio functionality and accelerate growth and entry into new markets. In the fourth quarter of 2011, we acquired PeerSec, Inc., adding SSL technology to our security toolkits, and Proxure, Inc., adding secure online and cloud-based backup services and a syncing offering to our software and ecommerce product area.  We expect to integrate these new offerings into future AuthenTec products and services.

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

Products

Smart Sensor Solutions Segment

Our Smart Sensor Solutions segment designs, develops and sells mixed-signal fingerprint sensor semiconductors primarily used in the PC and mobile device markets.  Because these swipe-type sensors expand functionality beyond fingerprint authentication to include touch control navigation and personalization, we refer to them as smart sensors.  We also offer larger, touch-based sensors we refer to as TouchChips, used primarily for Government and Access Control applications requiring a larger fingerprint image and compliance with government standards and requirements.  We believe the market for Government and Access Control products represents an even larger opportunity than the PC market for our fingerprint sensors.  We offer a broad range of sensors that enable users to securely and easily access and control multiple functions on an electronic device by sliding their finger across the sensor.  Both our smart sensors and TouchChip sensors utilize unique information in fingerprints to verify both the identity of the individual as well as the unique, individual fingers on the same person.  Our solutions capture an image of the fingerprint, extract unique information from it and save it as a template, a mathematical representation of the fingerprint image.  Subsequently, the information is compared to that from a future template to determine if it is the same finger.

Because our smart sensors can accurately and consistently identify individual fingers, we can use our sensors in multiple applications related to security, password replacement, financial transaction authentication and personalization applications within our target markets.  Our sensors also can track the relative location of one’s finger movement and thus can be used as a form of touch and cursor control.  Our customers can use our smart sensors to add a number of value-added features to their own products, including many built around user personalization, or associating different fingers with different functions.  In the PC, this may include network log on, password replacement, parental control, fast user switching, quick applications access, menu scrolling and other features that differentiate their products and improve the user experience.  In the mobile phone, in addition to the items noted for the PC, other added capabilities include using the sensor for phone lock and unlock, cursor control, M-commerce authentication, quick launch of favorites and other capabilities where each finger is associated with a different application or feature.

Our smart sensors are used in a wide range of PC products and related peripherals including laptops, desktops, memory keys, hard drives, keyboards, and other devices.  Our products have also been integrated into a number of mobile devices including Android mobile phones.

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

Our Smart Sensor Solutions segment offered the following products during 2011:

PCs – The AES2810, AES2550, AES1660, AES2660, AES2665, TCS4K, TSC5D and TCD50 companion processor smart sensors are designed for integration into laptops, tablets, desktop PCs and PC peripherals.  These devices enable security, personalization and touch control features and can be found in products sold into the enterprise, government and consumer markets.

Mobile Devices – The AES850, AES1711 and AES1750 smart sensors are designed for integration into mobile phones and other mobile devices such as tablets.  These devices enable security, personalization and a host of touch control features used today worldwide in full featured mobile phones.

TouchChip™ Sensors, Modules and USB Readers – The TCS1, TCS2 and AES3400 are large, medium and small area silicon fingerprint sensors we call TouchChips.  We offer these products as standalone chips, modules or as USB readers.  Our TouchChip products are designed to comply with government and industry standards and offer the ruggedness, strong security and ease of integration needed for quick and broad deployment.  TouchChip fingerprint sensors dramatically lower the size, cost and power of fingerprint sensors versus optical-based fingerprint solutions. Our TouchChip portfolio includes the world’s only silicon-based FIPS-201 compliant fingerprint sensor for U.S. government applications.  TouchChip sensors address a broad range of markets, from large scale government and international ID programs to mobile ID applications to enterprise security including physical and logical access control.

Our TouchChip family includes the TCS1 large touch sensor, TCS2 medium touch sensor and the AES3400 small touch sensor.  Packaged as TouchChip modules we also offer the USB-compatible TCEF series and the TCES series for SPI and UART compatibility.  Our TouchChips are also available as standalone USB fingerprint readers in our Eikon family of products.

Eikon®USB Fingerprint Readers – AuthenTec offers both smart sensors and TouchChip sensors packaged as USB fingerprint readers which provide a plug and play solution for notebooks, desktops and other USB-equipped devices.  Our award-winning Eikon family of USB fingerprint readers provide quick and reliable biometric authentication by leveraging AuthenTec's proven technology, from smart sensors found in millions of laptops to government certified TouchChip sensors.

Identity Management Software – We offer identity management software for PCs and mobile devices which are designed to make fingerprint-enabled PCs and mobile phones more secure, while increasing user convenience and personalization.  AuthenTec’s TrueSuite® software is tailored for consumers who demand simplicity, improved usability, and one-touch access to their digital ID and social networks.  TrueSuite identity management software offers value-added features such as one-swipe Windows or website log on, quick application or website launch, and file/folder lock. TrueSuite identity management software is available for download on AuthenTec’s Web store and is also currently being integrated into laptop models from several of the world’s leading PC OEMs, including HP. We also offer our TrueSuite identity management software bundled with our Eikon USB fingerprint readers in our Web store as well as applications and services that are developed by us and our partners.

Embedded Security Solutions Segment

Our Embedded Security Solutions segment designs, develops, and sells a range of embedded security solutions, encompassing hardware Intellectual Property (IP) and software. The solutions are centered on the use of encryption algorithms and security blocks to protect data and ensure confidentiality, integrity and availability.

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

Networking – we provide our packet engine hardware IP and our communications security software toolkits to networking infrastructure vendors.  We also offer our DRM products to content and service providers to protect valuable content stored on their networks.

In addition to these primary markets, our embedded security solutions serve a variety of secondary markets, including the Ethernet security market, the Femtocell market, and the multi-function printer market.

Technology

AuthenTec's award-winning technology is built on a strong foundation of intellectual property.  AuthenTec has 190 filed and issued U.S. patents, which, we believe, is more than any of our peer companies.  These patents include many of the foundational IP from the biometric fingerprint sensor industry and cover sensor and packaging design, software, end user applications and embedded security.  Included below are just of a few of the technologies that have helped AuthenTec become a leader in mobile and network security.  See “Intellectual Property” below for a more detailed discussion of our intellectual property portfolio.

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

Fingerprint Matching

AuthenTec’s fingerprint matching technology provides the most accurate fingerprint matching technology on the market, allowing AuthenTec to create sensors that are more secure, smaller, and lower cost than sensors using surface technologies. Captured digital fingerprint images are analyzed by a patented algorithm technology for extracting and matching unique information from a fingerprint. AuthenTec uses a combination of global and local features in the fingerprint image to maximize information density and incorporates patented compositing techniques to build a fingerprint template over time. This is essential for the convenient operation of a small sensor and also eliminates the need for the user to accurately position a finger in the same place each time.

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

TrueNav™

As AuthenTec’s next generation solution for fluid on screen graphic and menu navigation with just the swipe of a finger, TrueNav utilizes the high quality image capabilities of our sensors to track the motion of a finger across the sensor. Motion is tracked and processed to create two dimensional direction vectors, which are then used by the display system on the host to control the motion of an on screen cursor. Additionally, TrueNav relies on the combined strengths of silicon circuitry and software, as well as techniques to minimize the amount of power consumed by the silicon – critical for mobile applications where frequent use of cursor navigation would otherwise drain the battery.

Encryption

 AuthenTec applies expertise encryption technologies to a wide variety of applications and Virtual Private Networks (“VPNs”), while ensuring ease-of-use, performance, and scalability. Recent innovations in this area include the application of DRM to downloadable mobile applications, exploiting the rise of the “application store”; and enablement of install of IPsec functionality by non-root users.

Selling and Marketing

We sell our products worldwide through multiple channels, including our international direct sales force and our network of independent sales representatives and distributors.  Each of these sales channels is supported by our customer service and marketing organizations.  We have customer service personnel in Melbourne, Florida, Shanghai, China, and Taipei, Taiwan.  Our sales and application engineering offices are in the United States, the Czech Republic, the Netherlands, Taiwan, China, South Korea and Japan.  We will expand our sales and technical support capabilities in key regions as necessary.

Our sales organization engages directly with all major customers and is instrumental to the design process.  Our direct sales force is supplemented with independent sales representatives and distributors, who have been selected based on their understanding of our target markets, technical knowledge and relationships with our target customers.  Sales in conjunction with our sales representatives accounted for a significant portion of our revenue in 2011, 2010 and 2009.

Our sales cycle can vary widely and is dependent on the specific customer’s research and development cycle.  The sales cycle requires a significant investment in time, resources and engineering support before realization of income from product sales, if at all.

Our marketing group is responsible for market analysis, market and customer development as well as product definition and is focused on capitalizing on market opportunities. This group works closely with our product research and development groups to align development programs and product launches with our customers’ schedules.  Additionally, this group is responsible for the production and dissemination of sales and marketing materials, such as product announcements, press releases, brochures, magazine articles, advertisements and features in trade journals and other publications.  We also participate in public relations and promotional events, including industry tradeshows and technical conferences.

As of December 30, 2011, we had 48 full time employees in our selling and marketing group.

Customers

Smart Sensor Solutions Segment

We principally sell our semiconductor products, either directly or through distributors, to OEMs, ODMs and contract manufacturers.  ODMs and contract manufacturers typically design and manufacture products to sell to OEMs. The primary markets utilizing our products and services are PCs served by large PC OEMs, such as Acer, Sony, Fujitsu, Dell, Hewlett-Packard, Lenovo and Toshiba, and mobile device OEMs such as Fujitsu, LG, Motorola and Samsung. We work with these and other OEMs to understand their requirements and provide them with solutions which they then qualify and, in some cases, specify for use within their systems.  We sell our products with standard warranty provisions for defects in materials, workmanship and product performance.  At our option, defective products may be returned for their purchase price or for replacement.

In any given year, our customer shipment mix will change based on new products, design wins, our customer’s success selling their end products and shifts in the ODMs used by the OEMs. In 2011, our customer concentration continued to decrease due to addition of multiple products and customers as a result of our acquisitions during fiscal year 2010. In 2011, Lenovo Group, Ltd. represented 16% of revenue and all remaining customers represented less than 10% of revenue. In 2010, Fujitsu, Ltd., Lenovo Group, Ltd. and Edom Technology Co., Ltd. constituted 14%, 11% and 8% of our revenue, respectively, and in 2009 they represented 19%, 17%, and 27% of our revenue, respectively. Edom Technology Co., Ltd. is a distributor that sells products to ODMs that manufacture products for OEMs. This distributor is an independent entity that assists us in identifying and servicing OEMs and generally purchases our products directly from us for resale to OEMs, ODMs or contract manufacturers.  In general, distributors exclusively service a particular region or customer base, and purchase our products through purchase orders that may be cancelled or rescheduled.  These distributors may also act as sales representatives and receive commissions on sales of our products.

Embedded Security Solutions Segment

We principally sell our products directly to OEMs, software application vendors, and content and service providers. The primary markets utilizing our products and services are mobile device OEMs such as LG Electronics, Inc., Motorola, Inc., NEC Corporation, and Samsung Electronics; networking OEMs, such as Cisco Systems, Inc. and Juniper Networks, Inc.; and content and service providers such as Home Box Office, Cinemax, Sky, and Orange. We license our products to our customers so the customers can embed the product into their offerings.  We sell our products with standard warranty provisions for defects in workmanship and product performance.

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

Assembly and Test. We presently outsource all assembly and testing of our products to subcontractors, Signetics in South Korea, ISA Micro Electronics in China and Hong Kong, Zechin Electronic Industries Co. in China and Amkor Technology in Korea and the Philippines.  Our products are designed to use low cost packages and to be tested with widely available test equipment.  We intend to qualify and retain additional assembly and test subcontractors in the future to meet our capacity and diversity requirements.

Quality Assurance. We are committed to maintaining the highest level of quality in our fingerprint sensors.  We have designed and implemented a quality management system that we believe provides the framework for continual improvement of products, processes and customer service.  We also rely on in-depth simulation studies, testing and practical application testing to validate and verify our semiconductors.  To help ensure consistent product quality, reliability and yield, we work closely with our manufacturing logistics partners to monitor the production cycle by reviewing manufacturing process data from each wafer foundry and assembly subcontractor.  We received ISO9001:2008 quality certification in 2009 following an audit and certification process, and maintain that certification today.

Research and Development

We devote substantial resources to the research and development of new products that enhance our competitive position and provide increased value.  We continue to increase our product performance by driving improvements in all aspects of our technologies and products.  Such improvements include the development of cost effective sensors that maintain strong biometric accuracy and incorporate security capabilities that support end-to-end system security; the development of associated software that facilitates easy integration, promotes end-user adoption and provides end-user touch points through ecommerce and support faculties; the compliance of our government and access control solutions with existing and emerging standards in biometric performance; and the extension of embedded security offering to target supplemental vertical markets.  In 2011, 2010 and 2009, we had research and development expenses of $23.6 million, $20.7 million and $14.5 million, respectively.  As of December 30, 2011, we had 133 employees in our research and development group. We have major development centers in Melbourne, Florida, Vught, The Netherlands, Prague, The Czech Republic, and Shanghai, China.

Intellectual Property

We seek to protect our intellectual property rights with a combination of patents, trademarks, copyrights, trade secret laws and disclosure restrictions.  We rely primarily on trade secrets, technical know-how and other unpatented proprietary information relating to our design and product development activities.  We have 140 issued patents and 50 pending patents.  We have also applied for patents for many of our key technologies in regions such as Asia and the European Union.  The oldest patents owned by us were originally filed in the United States Patent Office in 1995 and will begin to expire in 2015.  Our trademarks include AuthenTec®, TouchChip®, TrueNav tm, , Eikon®, TrueSuite®, TouchStone tm, SteelCoat tm, QuickSec tm, SafeXcel tm, DRM Fusion tm, SafeZone tm, MatrixSSL™, MatrixSSH™, and MatrixDTLS, KeepSafe tm, KeepVault tm, and KeepSync.

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

Competition

The markets for our products are highly competitive and are characterized by rapid technological change, declining average selling price and continuously evolving customer requirements.  We believe that the principal competitive factors in our markets include:

•	The ability to consistently deliver biometric performance across the widest user demographics;

•	The ability to provide solutions that meet evolving security requirements;

•	Providing complete solutions including the sensor and application software;

•	Low-cost;

•	The ability to add value by offering products with more functionally;

•	Small size, convenience and ease of use;

•	Aesthetics and ergonomic designs that complement the customers’ products;

•	The breadth and diversity of product offerings;

•	The ability to provide a reliable supply of products in sufficient quantities and in a timely manner;

•	The quality of customer service and technical support;

•	The ability to operate in harsh physical environments; and

•	Financial and operational stability and reputation.

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

We compete primarily with other suppliers of biometric fingerprint sensors used in consumer, enterprise and government applications as well as providers of embedded security. Our present competitors in the fingerprint sensor market include private companies such as EgisTec, Inc. and Validity Sensors, Inc., as well as Fingerprint Cards, A.B, a public company. Our embedded security business includes competitors such as Discretix Technologies, Ltd., Elliptic Technologies, Inc. and Mocana Corporation.    In the future, competition could intensify if new competitors enter our markets.

Employees

As of December 30, 2011, we had 217 full-time employees, including 133 in research and development, 9 in operations, 48 in sales and marketing and 27 in general and administrative functions. We have never experienced a work stoppage and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We believe we have good relations with our employees.

Reporting Segments

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

Website Posting of SEC Filings

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 and any amendments to such documents are available as soon as reasonably practicable after filing such documents with, or furnishing such documents to, the SEC, free of charge, on our website: http://investors.authentec.com/. Further, the public can read and copy any materials we file with the SEC, including a copy of this Annual Report on Form 10-K  at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

Risks Related to Our Business

 If we are unable to become profitable and generate positive cash flow from operations over the long-term, our business and long-term prospects may be harmed.

We generated net operating losses of $10.2 million in 2011 and we used $9.4 million of cash on operating activities in 2011. Our inability to produce future profitability or have positive cash flow will negatively affect our capacity to implement our business strategy and may require us to take actions in the short-term that will impair the long-term prospects of our business. Our inability to produce future profitability or sustain positive cash flow may also result in liquidity problems and impair our ability to finance our continuing business operations on terms that are acceptable to us.

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

Acquisitions and investments may require us to expend a considerable amount of our cash and investments, which may decrease our liquidity.  We may also be required to finance a transaction through debt or equity securities offerings, which may dilute our stockholders and affect the market price of our common stock.  As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be harmed.

In the fourth quarter of 2011, we acquired PeerSec Networks, an innovative provider of networking security solutions, and Proxure, Inc., a provider of syncing and cloud-based storage services for PCs and mobile devices. There can be no guarantee that we will realize the anticipated benefits of these transactions or any future acquisition.

Furthermore, a significant amount of our growth has been attributable to our acquisitions over the past few years.  If we are unable to successfully identify desirable acquisition targets and consummate such acquisitions, our growth may be impaired.

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

In its short history, the biometrics market has been characterized by the frequent introduction of new technologies and products. Although the market has grown rapidly in the past, the overall market witnessed a material reduction over the past few years. There is no assurance that the market will see the growth it had in the past. Consumers and corporations may not find value in having biometric technologies integrated in the products they use such as PCs, mobile devices and access control systems. If end users do not value the product, then our customers may decide not to use our sensors in their future products. In addition, there are multiple variants of biometric technologies beyond fingerprint including face, hand, vein, voice, iris and others. Our customers, and their end users, may find these technologies of greater value and choose these technologies over our own.

The expansion of the biometric market also depends on the following factors:

·	public perception regarding the intrusiveness of our biometrics and the manner in which organizations use the biometric information collected;

·	legislation related to biometric information;

·	publicity regarding biometric solutions; and

·	security or use issues associated with our competitive products that may reflect poorly on the biometrics market in general.

Even if biometric solutions gain wide market acceptance, our solutions may not adequately address market requirements and may not gain market acceptance.  If biometric solutions do not gain market wide acceptance or if our solutions do not adequately meet market requirements, demand for our biometric solutions will decrease and our revenue and cash flow will be impaired.

If the market for mobile and network security solutions does not continue to grow, then demand for our products and services may decrease.

The market for some of our mobile and network solutions is continuing to develop, and demand for our products and services depends on, among other things:

·	the perceived ability of our products and services to address real customer problems;

·	the perceived quality, price, ease-of-use and interoperability of our products and services as compared to those of our competitors;

·	the market’s perception of how easy or difficult it is to deploy our products, especially in complex network environments;

·	the continued evolution of electronic commerce as a viable means of conducting business;

·	market acceptance and use of new technologies and standards;

·	the public’s perception of the need for secure electronic commerce and communications over both wired and mobile networks;

·	the pace of technological change and our ability to effectively adapt to with these changes; and

·	general economic conditions, which, among other things, influence how much money our customers and potential customers are willing to spend on mobile and network security technology.

If we fail to achieve initial design-wins for our fingerprint sensor products, we may lose the opportunity to generate revenue for a lengthy period of time and be unable to recoup our investments in such products.

We expend considerable resources to achieve design-wins for our fingerprint sensor products, especially our new products and product enhancements. After a design-win has been awarded, customers may cancel, postpone, or significantly reduce production volume, which could adversely impact our future revenue. If we fail to achieve an initial design-win in a customer’s procurement process, we may lose the opportunity for significant sales to that customer for a number of its products and for a lengthy period of time. Once a customer designs a fingerprint sensor into a product, it is likely to continue to use the same sensor or enhanced versions of that sensor from the same supplier across a number of similar and successor products for a period of time due to the significant costs associated with qualifying a new supplier and potentially redesigning the product to incorporate a different fingerprint sensor. This may cause us to be unable to recoup our investments in our products, which would harm our business.

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

Our present competitors in the fingerprint sensor market include private companies such as EgisTec, Inc. and Validity Sensors, Inc. as well as Fingerprint Cards, A.B, a public company. Our embedded security business includes competitors such as Discretix Technologies, Ltd., Elliptic Technologies, Inc. and Mocana Corporation.  In addition, certain of our customers offer competitive technologies which could displace our own. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. The challenges we face from new and potentially larger competitors will become greater if consolidation or collaboration between or among our competitors occurs in our industry. For all of these reasons, we may not be able to compete successfully against our current or future competitors, and if we do not compete effectively, our ability to increase our revenue and become cash flow positive and profitable may be impaired.

We depend on a relatively small number of significant customers for a significant portion of our revenue.

A relatively small number of customers account for a significant portion of our revenue in any particular period. Our top five customers accounted for 43% of our revenue in fiscal 2011 and 47% of our revenue in fiscal 2010.  Our customer concentration is expected to remain high and attendant risk will continue in future periods. The loss of any significant end customer will limit our ability to sustain or grow our revenue and could significantly affect our ability to achieve profitability and become cash flow positive in the future.

 Unless we keep pace with the ongoing changes in technology and standards, our products and services could become obsolete.

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

·	delays or difficulties in the development of our products and services;

·	our competitors’ introduction of new products or services ahead of our new products or services, or their introduction of superior or cheaper products or services;

·	our ability to build brand awareness in a highly competitive market;

·	the availability of free, unpatented implementations of encryption algorithms and security protocols;

·	the market’s failure to accept new technologies utilizing our products and services;

·	our failure to anticipate changes in customers’ requirements; and

·	the implementation of industry or government standards that are inconsistent with the technology embodied in our products and services.

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

Our customers may defer the purchase of, stop using or not renew the subscription license for our embedded security products and services at any time, and certain license agreements may be terminated by the customer at any time.  We negotiate most of our customer contracts on a case-by-case basis, which makes our revenues difficult to predict.  Our existing customer contracts typically provide for base license fees, technology access fees and/or royalties based on a per unit or per usage charge or a percentage of revenues from licensees’ products containing our technology as well as continuous service and maintenance fees.  Additionally, a number of our large contracts provide that we will not earn additional royalty revenues from those contracts until these customers’ shipments exceed certain thresholds.  As a result, a portion of our revenues is not recurring from period to period, which makes them more difficult to predict.  Our expense levels are based, in part, on our expectations of future revenues and are largely fixed in the short term.  We may not be able to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues.

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

The industries in which we operate have historically experienced significant fluctuations with prolonged downturns, which could impact our operating results, financial condition and cash flows.

The industries in which we operate have historically exhibited cyclical behavior, which at various times has included significant downturns in customer demand. Because a significant portion of our expenses is fixed in the near term or is incurred in advance of anticipated revenue, we may not be able to decrease our expenses rapidly enough to offset any unanticipated shortfall in revenue. If this situation were to occur, it could adversely affect our operating results, cash flow and financial condition.

Furthermore, the industries in which we operate have experienced periods of increased demand and production constraints. If this happens in the future, we may not be able to produce sufficient quantities of our products to meet the increased demand. We may also have difficulty in obtaining sufficient resources from our independent subcontractors. Any factor adversely affecting the industries in which we operate in general, or the particular segments of the industry that our products target, may adversely affect our ability to generate revenue and could negatively impact our operating results.

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

We do not have our own wafer fabrication, assembly or test facilities and have a very limited in-house prototype testing operation. Therefore, we must rely on third-party subcontractors to manufacture the biometric security products we design and sell. We currently primarily rely on TSMC, Global Foundries Singapore PTE. Ltd., and ST Microelectronics to fabricate our semiconductor products. We also rely on a limited number of other third-party vendors for additional manufacturing, technology, assembly and testing services. If these vendors do not provide us with high-quality manufacturing services, sufficient capacity and other services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer and our revenue could decrease. We may also be unable to find new vendors to provide needed supplies or other inputs for our products, which could materially impact our ability to introduce our products into the marketplace.  We also rely on our close working relationships with these vendors to anticipate and deliver new products on a timely basis when new generation materials and technologies are made available. If we are not able to maintain our relationships with these vendors, our ability to quickly offer advanced technology and product innovations to our customers would be impaired.

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

Our success will depend on the timely introduction of new security products with increased functionality.

Our future financial performance will depend on our ability to meet customer specifications and requirements by enhancing our current mobile and network security solutions and developing products with new and better functionality. We devote significant resources to identifying new market trends and developing products to meet anticipated customer demand for security solutions. Ultimately, however, customers may not purchase our solutions. Accordingly, we cannot assure you that demand for the type of solutions we offer and plan to offer will continue to develop as we anticipate, or at all. We must develop new products and enhance our existing products with improved technologies to meet rapidly evolving customer requirements. The success of new features depends on several factors, including their timely introduction and market acceptance. We may not be successful in developing enhancements or new solutions or bringing them to market in a timely manner. We could experience delays in completing the development and introduction of new products and product enhancements that may render our products, when introduced, obsolete and unmarketable. Customers may also defer purchases of our existing products pending the introduction of anticipated new products. If our new solutions are not competitive with solutions offered by other vendors, we may not be perceived as a technology leader and could miss market opportunities. If we are unable to enhance the functionality of our solutions or introduce new solutions which achieve widespread market acceptance, our reputation will be damaged, the value of our brand will diminish, and our business will suffer. In addition, uncertainties about the timing and nature of new features and products could result in increases in our research and development expenses with no assurance of future sales.

We manufacture our fingerprint sensor products based on our estimates of customer demand, and if our estimates are incorrect, our financial results could be negatively impacted.

Our revenue from our fingerprint sensor products is made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel purchase orders or defer the shipments of these products. We manufacture our fingerprint sensor products according to our estimates of customer demand. This process requires us to make multiple demands forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may manufacture products that we may not be able to sell. In addition, the rapid pace of innovation in our industry could render obsolete significant portions of such inventory. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves which would adversely affect our business and financial results. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.

Our sales cycle is lengthy and expensive and could adversely affect the amount, timing and predictability of future revenue.

Our customers generally need three months to three years, if not longer, after initial contact to make a final purchase decision with respect to our products. As customers weigh their purchase options, we may expend significant resources in pursuit of a sale that may ultimately fail to close. We have little control over our customers’ budget cycles and approval processes, or the strength of our competitors’ relationships with our potential customers, all of which could adversely affect our sales efforts. The introduction of new products and product enhancements may lengthen our sales cycle as customers defer a decision on purchasing existing products and evaluate our new products. If we are unsuccessful in closing sales after expending significant resources, our revenue, operating expenses, profitability, and cash flow will be adversely affected.

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

The percentage of our revenue attributable to customers outside the United States was 70% in 2011, 84% in 2010 and 95% in fiscal 2009.  We expect that revenue from customers outside the United States will continue to account for a significant percentage of our revenue. In addition, we maintain international sales and technical support offices in Asia and Europe, and we rely on a network of distributors and sales representatives to sell our products internationally. Moreover, we have in the past relied on, and expect to continue to rely on, subcontractors located in China, South Korea and Taiwan. Accordingly, we are subject to several risks and challenges, any of which could harm our business and financial results. These risks and challenges include:

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

As of December 30, 2011, we had U.S. federal tax net operating loss carry forwards of approximately $98.3 million and $56.8 million in foreign carry forwards. These net operating loss carry forwards may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carry forwards to reduce its tax liability. Due in part to equity financings and acquisitions involving the issuance of our common stock, we experienced “ownership changes” as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carry forwards and credit carry forwards is limited by the annual limitations described in Sections 382 and 383 of the Code. The limitation on the use of net operating loss carry forwards means that we may need to pay U.S. federal income taxes prior to utilizing these carry forwards in their entirety. It is impossible for us to ensure that we will not experience an ownership change in the future because changes in our stock ownership that may result from future equity financings or certain merger and acquisition activity, some of which are outside of our control, could result in an ownership change under Section 382 of the Code.  Any such further changes in our stock ownership could further limit our ability to use our net operating loss carry forwards.

We rely on partners to enhance our product offerings, and our inability to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.

We have developed relationships with third-party partners that provide application software, hardware reference designs and other services designed for specific uses with our products. We believe these relationships enhance our customers’ ability to get their products to market quickly. If we are unable to continue to develop or maintain these relationships, we might not be able to enhance our customers’ ability to commercialize their products in a timely fashion and our ability to remain competitive would be harmed.

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our operating results.

The direction and relative strength of the global economy continues to be uncertain. As economic growth in the United States and other countries’ economies has slowed and, in some countries, turned negative, many customers delayed or reduced technology purchases or marketing spending. In addition, after growing rapidly, we believe fingerprint sensor attach rates in 2011 and 2010 have gone down as a result of the macroeconomic slowdown and a shift in PC sales to lower-cost laptops, which often do not include a fingerprint sensor, from the full-featured, higher-cost laptops with fingerprint sensors.

There could be a number of follow-on effects to our business from the overall economic downturn, including insolvency or financial distress of certain of our key suppliers, distributors, resellers, OEMs, retailers and systems integrators, which could impair our supply of products, distribution channels, the ability of customers, including our distributors, to obtain credit to finance purchases of our products. The failure of derivative counterparties and other financial institutions could negatively impact our treasury operations. Other income and expense could also vary from expectations depending on gains or losses realized on the sale or exchange of financial instruments, impairment charges related to investment securities as well as equity and other investments, interest rates, cash balances, and changes in fair value of derivative instruments. Any of these events would likely harm our business, results of operations and financial condition.

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

The market price of our common stock could drop as a result of sales of large numbers of shares in the market either by us or our stockholders, or the perception that such sales could occur.  We issued shares of our common stock to certain of the former UPEK stockholders in connection with our acquisition of UPEK and such shares have been registered with the SEC for resale without restriction.   If the holders of significant amounts of our common stock, including certain of the former UPEK stockholders, desire to sell their shares, our stock price would be materially and, negatively affected.  We may also sell additional shares of common stock in subsequent public or private offerings, which may also adversely affect market prices for our common stock.

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

Our main offices occupy approximately 38,000 square feet in Melbourne, Florida under a lease that expires in October 2014. We also lease properties in China, South Korea, Taiwan, Japan, Netherlands, Finland, Czech Republic and California. The Embedded Security Solutions segment makes major use of our locations in Netherlands and Finland and the Smart Sensor Solutions segment makes major use of our locations in the U.S, Czech Republic and Asia. We do not own any manufacturing facilities and contract to third parties the production and distribution of our semiconductors. We believe that our existing facilities meet our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings

AuthenTec is an intervening party in a federal patent infringement lawsuit brought by Innovative Biometric Technology, LLC (“IBT”), against Lenovo, Fujitsu, ASUS, Toshiba, and others.  The case is captioned Innovative Biometric Technology, LLC v. Lenovo (United States), Inc., et al., Case No. 9:09-cv-81046-KLR, and was filed by IBT on July 19, 2009 in the U.S. District Court for the Southern District of Florida (the “Court”).  AuthenTec intervened in the case, in November 2010, because IBT’s allegations relate, in part, to the use of biometric software or hardware supplied by us and UPEK, Inc. (“UPEK”) to certain of the defendants that has been integrated into laptop computers by our and UPEK’s customers. Following a July 2011 hearing on AuthenTec’s Motion for Summary Judgment of Noninfringement, or in the Alternative, Invalidity of the sole patent in the litigation, IBT conceded that its infringement contentions lacked merit by filing a “covenant not to sue” and a unilateral Motion to Dismiss Toshiba and AuthenTec (the remaining parties) on September 27, 2011.  AuthenTec has asked the Court to consider imposing additional conditions in order to better protect the defendants in exchange for the grant of dismissal. In addition, we maintain that certain attorney’s fees and costs should be paid by IBT to AuthenTec and Toshiba as a condition of the dismissal with prejudice.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the Nasdaq Global Market under the symbol “AUTH” and started trading on the Nasdaq Global Market on June 27, 2007. The following tables set forth, for the periods indicated, the high and low intra-day prices for our common stock as reported on the Nasdaq Global Market.

Year ended December 30, 2011	High	Low
First Quarter	$4.08	$2.52
Second Quarter	3.30	2.15
Third Quarter	4.07	2.23
Fourth Quarter	$4.16	$2.52

Year ended December 31, 2010	High	Low
First Quarter	$2.76	$2.14
Second Quarter	3.49	2.18
Third Quarter	2.51	1.48
Fourth Quarter	$2.67	$1.69

As of March 8, 2012 the number of stockholders of record of our common stock was 57. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in developing our business and do not expect to pay any dividend in the foreseeable future.

Performance Graph

The following graph presents a comparison of the cumulative total stockholder return on our stock for the period commencing June 27, 2007 and ending December 30, 2011 with the cumulative total return of the Nasdaq Composite Index and the Philadelphia Semiconductor Index for the period commencing May 31, 2007 and ending December 30, 2011. The graph assumes that $100 was invested on June 27, 2007 in AuthenTec common stock and that $100 was invested on May 31, 2007 in each of the Nasdaq Composite Index and the Philadelphia Semiconductor Index, and that all dividends were reinvested in each case.

The above graph shows the performance of $100 invested (1) on June 27, 2007 (the date of our initial public offering) in our common stock through December 30, 2011 (end of fiscal year), and (2) on May 31, 2007 in the Nasdaq Composite Index and the Philadelphia Semiconductor Index, index-including reinvestment of dividends through December 31, 2011. The stock price performance on the graph is not necessary indicative of future stock price performance.

Unregistered Sales of Equity Securities

In connection with our acquisitions of PeerSec and Proxure, we issued 161,583 and 70,975 unregistered shares of our common stock, respectively, as partial payment for those businesses. Please refer to Note 12, Business Acquisitions, of “Notes to Consolidated Financial Statements” for a more detailed discussion of these unregistered issuances of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.            Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes thereto contained in Part II, Item 8 of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K. The data as of December 30, 2011 and December 31, 2010, and for the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010, are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The data as of January 1, 2010, January 2, 2009 and December 28, 2007, and for the fiscal years ended  January 2, 2009 and December 28, 2007, are derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal year ended
	December 30,	December 31,	January 1,	January 2,	December 28,
	2011	2010	2010	2009	2007
	(In thousands, except per share data)

Revenue	$69,790	$44,667	$34,066	$63,948	$52,344
Cost of revenue (1)	32,743	22,683	18,369	33,397	27,554
Gross profit	37,047	21,984	15,697	30,551	24,790
Expenses
Research and development (1) (2)	23,562	20,703	14,491	16,459	12,876
Selling and marketing (1) (2)	15,490	13,783	7,649	9,466	9,112
General and administrative (1) (2)	7,773	13,189	6,930	6,580	5,750
Litigation dismissal (3)	—	4,141	4,348	—	—
Restructuring charges (4)	279	1,983	—	—	—
Total expenses	47,104	53,799	33,418	32,505	27,738
Loss from operations	(10,057)	(31,815)	(17,721)	(1,954)	(2,948)
Other income (expense)
Warrant expense (5)	—	—	—	—	(9,637)
Note settlement charge (6)	—	(7,073)	—	—	—
Interest and other expenses	(185)	(80)	—	—	(110)
Impairment on investments	—	—	(47)	(266)	—
Earnout adjustment	—	729	—	—	—
Interest income	83	152	365	2,265	1,798
Total other income (expense), net	(102)	(6,272)	318	1,999	(7,949)
Income (loss) before income tax expense	(10,159)	(38,087)	(17,403)	45	(10,897)
Income tax expense (benefit)	709	(247)	—	—	—
Net income (loss)	$(10,868)	$(37,840)	$(17,403)	$45	$(10,897)

Net income (loss) per common share, basic	$(.25)	$(1.19)	$(.61)	$.00	$(.80)
Shares used in computing basic net income (loss) per common share	43,786	31,813	28,663	28,339	13,681

Net income (loss) per common share, diluted	$(.25)	$(1.19)	$(.61)	$.00	$(.80)
Shares used in computing diluted net income (loss) per common share	43,786	31,813	28,663	30,308	13,681

(1) Includes charges for stock-based compensation:
Cost of revenue	$218	$250	$254	$109	$46
Research and development	1,012	867	954	773	346
Selling and marketing	610	950	957	665	214
General and administrative	676	1,029	1,034	871	480

(2)	2011 includes legal and acquisition related costs of $913; 2010 includes legal and acquisition related costs of $3,864;2009 includes legal and acquisition related costs of $468.
(3)	Reflects litigation dismissal charge in connection with the UPEK acquisition in 2010 and Atrua asset purchase in 2009.
(4)	Represents costs associated with restructuring charges (See Note 14 for more information).
(5)	Reflects changes in the fair value of our freestanding preferred stock warrants.
(6)
Reflects the difference between the initial value of the promissory note issued in connection with the acquisition of UPEK and the fair value of the 7,984,281 sharesof our common stock issued in satisfaction of the note.

	As Of
	December 30,	December 31,	January 1,	January 2,	December 28,
	2011	2010	2010	2009	2007
	(In thousands)
Consolidated Balance Sheet data:
Cash and cash equivalents	$17,200	$13,280	$27,482	$45,193	$15,703
Short term investments	—	15,176	24,893	18,132	42,573
Working capital	21,640	24,558	53,113	64,942	59,692
Total assets	67,148	80,102	66,179	83,463	81,934
Long-term obligations, net of current portion	1,166	546	514	417	—
Total stockholders' equity	$51,151	$58,527	$59,827	$74,069	$71,036

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

Overview

We are a leading provider of mobile and network and security solutions for enterprise, government and consumer markets.  We provide a series of products including fingerprint sensors, software and intellectual property (IP) that provide security, convenience, personalization and navigation features in such end products as PCs, tablets, smartphones, printers, network servers and gateways and many other products.  Over the past few years, we have evolved from a mixed-signal semiconductor component supplier to a provider of complete solutions focused on mobile and network security solutions, including smart fingerprint sensors, identity management software and embedded hardware and software security products and solutions. Our portfolio of products has significantly expanded during the past two years, and now includes smart fingerprint sensors, area sensors, fingerprint sensor chipsets and modules, USB fingerprint readers, identity management software and embedded hardware and software products and services. Our expansion has been driven by both internal product development efforts and strategic acquisitions, including our acquisitions of SafeNet’s Embedded Security Solution Division, UPEK, Inc., PeerSec Networks and Proxure, Inc., all as described in “Business” in Part I, Item 1A of this Annual Report.

We primarily sell our products to OEMs, ODMs, contract manufacturers, software application vendors, and service providers. We operate a fabless manufacturing model, whereby manufacturing requirements are outsourced to third parties.

In 2011 we shipped 15.7 million sensor units as compared to 11.1 million sensor units shipped in 2010. Correspondingly, our Smart Sensor Solutions segment revenues increased to $44.5 million in 2011 as compared to $32.2 million in 2010. We also recognized $25.3 million in revenue in our Embedded Security Solutions segment in 2011 as compared to $12.5 million in 2010.

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

We use third-party foundries, bumping, assembly and test subcontractors, which are primarily located in Asia, to manufacture our semiconductor products. We purchase processed wafers from our fabrication suppliers, which are currently Taiwan Semiconductor Manufacturing Company Limited, Global Foundries Singapore PTE Ltd., and ST Microelectronics. We also outsource the bumping, assembly, test and other processing of our products to third-party subcontractors, primarily Chipbond Technology Corporation, Signetics Corporation, ISA Micro Electronics, Zechin Electronic Industries Co and Amkor Technology. We do not have long-term agreements with any of our third-party subcontractors. A significant disruption in the operations of one or more of these subcontractors would impact the production of our products and could have a material adverse impact on our business, financial condition and results of operations.

Our gross margin has been and will continue to be affected by a variety of factors, including product mix, amount and timing of royalty payments, average selling prices of our products, and timing of cost reductions for outsourced manufacturing services, inventory write downs and the timing and changes in production yields. In addition, we tend to experience lower yields on the initial production release of a new product. Our margins are subject to fluctuation due to the mix of revenue between our operating segments as a result of the substantially higher margin products in the Embedded Security Solutions segment.

Research and development expenses. Research and development expenses primarily include personnel, the cost of fabrication masks, engineering development software, depreciation and amortization associated with capital equipment and intellectual property, third-party development support, allocated facilities expense, and stock-based compensation under ASC Topic 718, Compensation – Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees. All research and development costs are expensed as incurred. We believe that research and development expenses will increase modestly in fiscal 2012 in absolute dollars, however, as a percentage of revenue, these costs fluctuate from one period to another. Research and development expenses may increase if we acquire other entities or business units.

Selling and marketing expenses. Selling and marketing expenses consist primarily of salaries and commissions for our sales and marketing personnel, independent sales representative commissions, travel, marketing communications, press releases, advertising, costs for tradeshows, marketing programs, allocated facilities expense, consultants and market studies, amortization of acquired intangible assets and stock-based compensation under ASC Topic 718, Compensation – Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees. As we align our operating expenses with current economic conditions, we expect selling and marketing expenses to increase modestly in absolute dollars in fiscal 2012.

General and administrative expenses. General and administrative expenses consist primarily of general corporate costs, including personnel expenses, financial reporting, corporate governance and compliance and outside legal, audit, tax compliance fees, allocated facilities expense, and stock-based compensation under ASC Topic 718, Compensation – Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees . Our general and administrative expenses fluctuate from one period to another due to costs associated with mergers and acquisitions as well as litigation related costs. Our general and administrative expenses may remain somewhat unchanged or they may increase in fiscal year 2012 as a result of potential legal and acquisition related costs.

         Litigation dismissal.  The litigation dismissal expenses reflect estimated effective settlement charges of the patent lawsuits with UPEK, Inc. and Atrua, LLC that would have been incurred if the claims were not dismissed as a result of our acquisitions of these two companies. We do not expect to incur this type of litigation charge on a continuous basis.

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

Provision for income taxes. As of December 30, 2011, we had federal net operating loss carry forwards of approximately $98.3 million. These federal net operating loss carry forwards will expire commencing in 2018. We also had $56.8 million in foreign net operating loss carry forwards which will begin to expire in the year 2012.  Utilization of these net operating loss carry forwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we have experienced an “ownership change” in the past or if an ownership change occurs in the future aggregated with certain other sales of our stock after our initial public offering.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Fiscal year ended
	December 30,	December 31,	January 1,
	2011	2010	2010

Revenue	100%	100%	100%
Cost of revenue	47	51	54
Gross profit	53	49	46
Expenses
Research and development	34	46	43
Selling and marketing	22	31	22
General and administrative	11	30	20
Litigation dismissal	—	9	13
Restructuring charges	—	4	—
Total expenses	67	120	98
Loss from operations	(14)	(71)	(52)
Other income (expense)
Note settlement charge	—	(16)	—
Interest and other expenses	—	—	—
Impairment on investments	—	—	—
Earnout adjustment	—	2	—
Interest income	—	—	1
Total other income (expense), net	—	(14)	1

Loss before tax expense	(14)	(85)	(51)
Tax expense	1	—	—
Net loss	(15%)	(85%)	(51%)

Fiscal 2011 Compared to Fiscal 2010

Revenue. Our consolidated revenue was $69.8 million for the year ended December 30, 2011 as compared to $44.7 million for the year ended December 31, 2010, an increase of $25.1 million, or 56%. Revenue in our Embedded Security Solutions segment increased by $12.8 million, or 102% and revenue in our Smart Sensor Solutions segment increased by $12.4 million, or 38%. In February of 2010, we acquired SafeNet’s Embedded Security Solutions division, which represents our Embedded Security Solutions segment, and in September of 2010, we acquired UPEK, which is included in our Smart Sensor Solutions segment. The increase in revenue was partially due to the fact that fiscal 2010 revenues only included incremental revenue from these acquired businesses from the respective dates of acquisition while fiscal 2011 revenues included a full year of revenue from these acquired businesses which attributed to the total increase of approximately $17.2 million in revenue.

In our Smart Sensor Solutions segment, we experienced growth in the government access and PC markets as well as software and e-commerce. We experienced a decline in our mobile market which was primarily driven by product portfolio transitions with one of our major customers during the first half of 2011.

Our Embedded Security Solutions revenue consists primarily of technology licenses, royalty revenue, support and maintenance as well as shipments of security processor ICs. During fiscal 2011, we benefited from increases in licensing and royalties as well as higher shipments of legacy security processor ICs. We have ceased the manufacturing of these chips and therefore do not anticipate significant revenue from this product in the future.  Our licensing and royalty revenue may vary significantly from period to period depending on the timing and size of the transactions during those periods.

Following is an analysis of revenue by reportable segment:

	Fiscal year ended
	December 30, 2011	December 31, 2010	January 1, 2010
	(In thousands)
Smart Sensor Solutions	$44,529	$32,161	$34,066
Embedded Security Solutions	25,261	12,506	-
Consolidated	$69,790	$44,667	$34,066

Cost of revenue and gross margin. Our cost of revenue was $32.7 million for fiscal 2011 as compared to $22.7 million for fiscal year 2010, resulting in a gross profit of $37.1 million in 2011 as compared to $22.0 million in fiscal 2010, an increase of $15.1 million, or 69%. Consolidated gross margin was 53% in 2011 as compared to 49% in 2010. The increase in cost of revenue, gross profit and gross margin was primarily attributable to the increase in revenue, improved product cost and changes in the product mix with more revenues being generated from our higher margin Embedded Security Solutions segment. Profit margins will vary from period to period driven by the amount and timing of software license and royalty revenues.

The Smart Sensor Solutions segment gross margin was 36% for fiscal 2011 as compared to 38% in the prior year. The decline in gross margin was primarily attributed to higher amortization of purchased intangible assets from the UPEK acquisition late in 2010. Overall average selling prices (“ASPs”) declined by two percent (2%) in 2011 as compared to the prior year.

Embedded Security Solutions segment gross margin was 83% for fiscal 2011 as compared to 79% for fiscal 2010. The higher gross margin in this segment is primarily due to revenue from licensing fees and royalties that contain no or minimal product costs. Cost of goods in the Embedded Security Solutions segment is mostly comprised of the manufacturing costs associated with the security processor ICs, amortization expense as a result of acquired amortizable intangible assets and technical support costs. Gross margin will vary between periods depending on the revenue split between hardware and software during any period.

Research and development expenses. Research and development expenses were $23.6 million in fiscal 2011 as compared to $20.7 million in fiscal 2010, an increase of $2.9 million, or 14%. Research and development expenses were 34% and 46% of revenue for fiscal 2011 and 2010, respectively. Research and development expenses in the Smart Sensor Solutions segment increased by $0.4 million mostly due to higher wafer mask set purchases of $0.3 million and higher travel costs of $0.1 million. Research and development expenses associated with Embedded Security Solutions segment increased by $2.5 million primarily as a result of an increase in engineering labor and related personnel costs of $1.8 million due to full year’s expense as well as an increase in foreign currency rates. Outside services increased by $0.5 million due to increased development projects and depreciation of internally developed software acquired in that business increased by $0.2 million due to full year depreciation.

Selling and marketing expenses. Selling and marketing expenses were $15.5 million in fiscal 2011 compared to $13.8 million in fiscal 2010, an increase of $1.7 million, or 12%. Selling and marketing expenses were 22% and 31% of revenue for fiscal 2011 and 2010, respectively. The selling and marketing expenses for Smart Sensor Solutions segment increased by $0.1 million primarily due to an increase in sales commissions as a result of higher revenue. The selling and marketing expenses for the Embedded Security Solutions segment increased by $1.6 million primarily due to increase in personnel related costs of $1.4 million mostly as a result of higher internal commissions driven by significant revenue growth and a full 12 months of expenses as well as an increase in amortization of purchased intangible assets of $0.2 million.

General and administrative expenses. General and administrative expenses were $7.8 million in fiscal 2011 as compared to $13.2 million in fiscal 2010, a decrease of $5.4 million, or 41%. General and administrative expenses were 11% and 30% of revenue in fiscal 2011 and 2010, respectively. General and administrative expenses decreased by $6.6 million in the Smart Sensor Solutions segment mainly due to a decrease in acquisition related costs of $2.9 million, a decrease in outside legal fees of $1.9 million associated with the IBT litigation (see Part I, Item 3- Legal Proceedings of this Annual Report for more information), decrease in labor costs of $1.1 million associated with severance charges as a result of management transition in 2010 and a decrease in other outside legal fees of $0.7 million. The general and administrative expenses increased by $1.1 million in the Embedded Security Solutions segment due to increased finance and legal related costs due to additional support needed for the increasing business.

Litigation dismissal. Litigation dismissal expenses were none in 2011 as compared to $4.1 million in 2010. Litigation dismissal expenses were 0% and 9% of revenue in 2011 and 2010, respectively. During the twelve months ended December 31, 2010 we recorded $4.1 million in estimated effective settlement charges as described above as a result of UPEK acquisition.

Restructuring charges. Restructuring charges were $0.3 million in 2011 as compared to $1.9 million in 2010, a decrease of $1.7 million, or 86%. Restructuring charges were 0% and 4% of revenue in 2011 and 2010, respectively. In 2011, as a result of continuation of 2010 restructuring activities, we recorded $0.3 million in legal fees. During fiscal 2010, we recorded one time employment termination benefits of $1.4 million, impairment charges of long-lived assets of $0.2 million and legal fees of $0.3 million.

Other income (expense), net. Other income (expense), net decreased by $6.2 million to a net other expense of $0.1 million in 2011 as compared to net other expense of $6.3 million in 2010. The increase was primarily attributable to the one-time note settlement charge of $7.1 million recorded in fiscal 2010, reflecting the difference between the initial value of the promissory note issued in connection with the acquisition of UPEK and the fair value of the 7,984,281 shares of our common stock issued in satisfaction of the note. During the year ended December 31, 2010 we recorded a reversal of the earnout liability of $0.7 million associated with the contingent consideration related to the acquisition of SafeNet’s Embedded Security Solutions division.

Income tax expense (benefit). Income tax expense increased to $0.7 million in 2011 from $0.2 million of income tax benefit in 2010 mainly due to the recording of tax provision related to our European subsidiaries as well as foreign withholding tax charges. Fiscal 2010 included $0.4 million reversal of federal AMT and accrued interest attributable to the 2006 tax year due to the expiration of the federal statute of limitations associated with the UPEK acquisition.

Fiscal 2010 Compared to Fiscal 2009

Revenue. Our consolidated revenue was $44.7 million in 2010 as compared to $34.1 million in 2009, an increase of $10.6 million, or 31%. The increase in revenue was primarily attributable to the $12.5 million in revenues from our Embedded Security Solutions segment as a result of the acquisition of SafeNet’s Embedded Security Solutions, or “ESS”, division, as well as $6.3 million of incremental revenues in our Smart Sensor Solutions segment due to the UPEK acquisition completed late in 2010. The incremental revenues from the aforementioned acquisitions were somewhat offset by the decline in shipments of our sensors to the PC market due to consumer demand for low end laptop models at lower prices that do not incorporate our fingerprint sensors.

Our Embedded Security Solutions added $12.5 million in revenue in 2010, while revenue in our Smart Sensor Solutions segment declined by of $1.9 million, or 6% as compared to 2009.

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

The Smart Sensor Solutions segment gross margin was 38% for the year ended December 31, 2010 as compared to 46% in the prior year. The decline in gross margin was primarily attributed to lower margin of UPEK products as well as additional costs recorded in the third quarter of 2010 associated with purchase accounting driven step up inventory costs and amortization of purchased intangible assets. The decline in gross margin was also driven by product mix and product variances. Overall ASPs declined by five percent (5%) in contrast to the prior year.

Embedded Security Solutions segment gross margin was 79% for the year ended December 31, 2010. The higher gross margin in this segment is primarily due to revenue from software licensing fees and royalties that contain no or minimal product costs. Cost of goods in the Embedded Security Solutions segment is mostly comprised of the manufacturing costs associated with the security processor ICs, amortization expense as a result of acquired amortizable intangible assets and technical support costs. Depending on the revenue partition between hardware and software, gross margin may vary between periods.

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

Selling and marketing expenses. Selling and marketing expenses were $13.8 million in 2010 as compared to $7.6 million in 2009, an increase of $6.1 million, or 80%. Selling and marketing expenses were 31% and 22% of revenue for years ended December 31, 2010 and January 1, 2010, respectively. The selling and marketing expenses for the Smart Sensor Solutions segment increased by $2.2 million primarily due to an increase of incremental UPEK costs of $2.0 million related to the acquisition and consisted primarily of labor costs, amortization of purchased intangible assets, facilities costs and travel expenses. Unrelated to the UPEK acquisition, personnel related expenses increased by $0.2 million; offset by a decrease in commissions of $0.2 million as a result of lower Smart Sensor Solutions revenue. The selling and marketing expenses for the Embedded Security Solutions segment were $4.0 million and were mostly associated with labor and personnel related costs, travel as well as amortization of purchased intangible assets.

General and administrative expenses. General and administrative expenses were $13.2 million in 2010 as compared to $6.9 million in 2009, an increase of $6.3 million, or 90%. General and administrative expenses were 30% and 20% of revenue in 2010 and 2009, respectively. General and administrative expenses increased by $5.4 million in the Smart Sensor Solutions segment mainly due to increase in acquisition and other related costs of $2.5 million associated with the acquisitions of UPEK and SafeNet’s Embedded Security Division, accrual of estimated legal costs of $1.9 million associated with the IBT litigation (see Part I, Item 3- Legal Proceedings of this Annual Report for more information), increase in personnel related costs increased of $1.5 million which included severance charge of $1.1 million a result of management transition and incremental UPEK headcount related costs. $0.5 million of general and administrative costs consisting primarily of finance and legal expenses were allocated to the Embedded Security Solutions segment. The general and administrative expenses for the Embedded Security Solutions segment, excluding allocations, were approximately $0.4 million in 2010 and were related to outside legal fees and bad debt allowance.

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

Selected Quarterly Financial Information

The following table sets forth our unaudited quarterly consolidated statements of operations for each of the eight most recent fiscal quarters ended December 30, 2011. We have prepared the unaudited quarterly financial information on a basis consistent with the audited consolidated financial statements included in this Annual Report on Form 10-K, and the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position and operating results for the quarters presented. The results of operations for any quarter are not necessarily indicative of the results of the operations for any future period.

	For the three months ended
	December 30,	September 30,	July 1,	April 1,	December 31,	October 1,	July 2,	April 2,
	2011	2011	2011	2011	2010	2010	2010	2010

Revenue	$18,787	$19,316	$16,211	$15,476	$14,538	$10,232	$10,721	$9,176
Cost of revenue (1)	7,439	8,789	8,464	8,051	7,679	5,068	5,210	4,726
Gross profit	11,348	10,527	7,747	7,425	6,859	5,164	5,511	4,450
Expenses
Research and development (1)	6,062	5,136	6,477	5,887	6,661	5,314	4,742	3,986
Selling and marketing (1)	3,547	3,876	4,077	3,990	4,887	3,324	3,306	2,266
General and administrative (1)	2,153	1,423	1,740	2,457	4,124	4,039	2,073	2,953
Litigation dismissal	-	-	-	-	-	4,141	-	-
Restructuring charges	3	(46)	39	283	1,983	-	-	-
Total expenses	11,765	10,389	12,333	12,617	17,655	16,818	10,121	9,205
Income (loss) from operations	(417)	138	(4,586)	(5,192)	(10,796)	(11,654)	(4,610)	(4,755)
Other income (expense)
Note settlement charge	-	-	-	-	(7,073)	-	-	-
Earnout adjustment	-	-	-	-	-	-	729	-
Other income (expenses)	94	170	(146)	(303)	110	(190)	-	-
Interest income	6	19	29	29	28	40	44	40
Total other income (expense), net	100	189	(117)	(274)	(6,935)	(150)	773	40

Income (loss) before income tax expense (benefit)	(317)	327	(4,703)	(5,466)	(17,731)	(11,804)	(3,837)	(4,715)
Income tax expense (benefit)	306	126	141	136	(24)	(286)	63	-
Net income (loss)	$(623)	$201	$(4,844)	$(5,602)	$(17,707)	$(11,518)	$(3,900)	$(4,715)

Net income (loss) per common share, basic	$(.01)	$.00	$(.11)	$(.13)	$(.48)	$(.37)	$(.13)	$(.16)
Net income (loss) per common share, diluted	$(.01)	$.00	$(.11)	$(.13)	$(.48)	$(.37)	$(.13)	$(.16)

Shares used in computing basic net income (loss) per common share	43,974	43,816	43,753	43,600	36,683	31,503	29,912	29,196
Shares used in computing diluted net income (loss) per common share	43,974	45,406	43,753	43,600	36,683	31,503	29,912	29,196

(1) Includes charges for stock-based compensation:
Cost of revenue	$19	$25	$21	$153	$69	$67	$50	$64
Research and development	359	150	164	339	219	246	173	229
Selling and marketing	72	129	135	274	244	258	200	248
General and administrative	67	141	90	378	61	521	202	245

The following table sets forth our unaudited historical operating results on a quarterly basis as a percentage of revenue for the periods indicated above:

	For the three months ended
	December 30,	September 30,	July 1,	April 1,	December 31,	October 1,	July 2,	April 2,
	2011	2011	2011	2011	2010	2010	2010	2010

Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	40	46	52	52	53	50	49	51
Gross profit	60	55	48	48	47	50	51	49
Expenses
Research and development	32	27	40	38	46	52	44	43
Selling and marketing	19	20	25	26	34	32	31	25
General and administrative	12	7	11	16	28	39	19	32
Litigation dismissal	-	-	-	-	-	40	-	-
Restructuring charges	-	-	-	2	14	0	-	-
Total expenses	63	54	77	82	122	163	94	100
Income (loss) from operations	(3)	1	(29)	(34)	(75)	(113)	(43)	(51)
Other income (expense)
Note settlement charge	-	-	-	-	(49)	-	-	-
Earnout adjustment	-	-	-	-	-	-	7	-
Other income (expenses)	1	1	(1)	(2)	1	(1)	-	-
Interest income	-	-	-	-	-	-	-	-
Total other income (expense), net	1	1	(1)	(2)	(48)	(1)	7	0

Income (loss) before income tax expense (benefit)	(2)	1	(29)	(35)	(123)	(114)	(36)	(51)
Income tax expense (benefit)	2	1	1	1	(0)	(3)	1	0
Net income (loss)	(4)	0	(30)	(36)	(123)	(111)	(36)	(51)

Our revenue fluctuated from quarter to quarter for various reasons, including design losses and new design-wins reaching commercial production, customer demand due to overall economic climate as well as seasonality related and incremental revenues from our recent acquisitions, starting first quarter of 2010. The Embedded Security Solutions segment saw a significant increase in revenue due to a mixture of new license and royalty contracts, increasing revenue through fiscal 2011.

Our gross margins have fluctuated from quarter to quarter due to several factors, including changes in product mix and lower manufacturing costs, timing of new product introductions and manufacturing yields as well as overall decline in ASPs. Our margins decreased during the fourth quarter of 2010 and first half of 2011 mainly due to the impact of the UPEK acquisition and related amortization and product margins. The continued growth of the Embedded Security Solutions segment improved margins during the second half of 2011. Gross margins may vary significantly from quarter to quarter largely driven by the amount and timing of software license and royalties.

Overall research and development costs fluctuated from quarter to quarter for various reasons, including acquisition related expenses for SafeNet’s Embedded Security Solutions Division, UPEK, Proxure, and PeerSec, additional DRM projects related to the Embedded Security Solutions Division, and reduced headcount during fiscal 2011.

Selling and marketing expenses increased sequentially through fiscal 2010 due to the acquisition of the SafeNet’s Embedded Security Solutions Division and further increased as we acquired UPEK and added personnel. Selling and marketing expenses decreased sequentially through 2011 due to a decrease in labor costs as a result of reduced headcount, decrease in amortization of purchased intangible assets and a decrease in fixed expenses.

General and administrative expenses fluctuated from quarter to quarter mostly due to the acquisition related cost resulting from our acquisitions of UPEK and SafeNet’s Embedded Security Solutions Division in 2010 and PeerSec and Proxure in 2011, as well as incremental costs related to these acquisitions. Fourth quarter of 2010 included estimated future legal costs associated with IBT litigation.

Litigation Dismissal expenses represented a $4.1 million charge recorded in the third quarter of 2010 as a result of estimated effective settlement charges in connection with the UPEK acquisition.

Restructuring costs were established by management during the fourth quarter of 2010 and all activities were finalized during the first quarter of 2011.

Note Settlement Charge of $7.1 million in 2010 was a result of the difference in fair value of the promissory note settled in common stock in connection with the UPEK acquisition.

Overall other income (expenses) fluctuated from quarter to quarter for various reasons, including a reversal of contingent consideration in the second quarter of 2010 in connection with the acquisition of SafeNet’s Embedded Security division, decreased in the fourth quarter of 2010 due to recording of note settlement charge in connection with the UPEK acquisition and overall drop in interest rates, change in investment strategy, and transactional foreign currency adjustments.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from the issuance and sale of our common stock, preferred stock and senior secured convertible debt. Our cash, cash equivalents and short term and long term investments were $20.4 million as of December 30, 2011, a decrease of $11.4 million from December 31, 2010.  The decrease in our cash, cash equivalents and investments as of December 30, 2011 was primarily attributable to our operating net losses in 2011, the purchases of inventory and fixed assets, timing of payments of invoices and cash paid in connection with the Proxure and PeerSec acquisitions.

	Fiscal year ended
	December 30, 2011	December 31, 2010	January 1, 2010
	(In thousands)
Consolidated statement of cash flows data:
Purchase of property and equipment	$(1,157)	$(858)	$(736)
Business acquisitions	(1,100)	(7,619)	—
Sale (purchase) of intellectual property - patents	340	—	(930)

Cash flows from operating activities	(9,360)	(15,337)	(11,156)
Cash flows from investing activities	13,083	1,058	(6,583)
Cash flows from financing activities	$281	$80	$28

Operating activities. Net cash used in operating activities was $9.4 million, $15.3 million and $11.2 million in fiscals 2011, 2010, and 2009, respectively. Net cash used in operating activities in fiscal 2011 was primarily due to increased purchases of inventory products of $3.6 million, payment of invoices to our subcontractors and legal fees of $5.2 million and prepayment of compensation expense of $0.6 million associated with the PeerSec acquisition. Net cash used in operating activities in fiscal 2010 was mostly attributable to operating net loss, after adjustments for non-cash items such as stock-based compensation, lawsuit dismissal, depreciation and amortization, note settlement charge; offset by increases in deferred compensation and accrued compensation. Our net operating loss for fiscal year 2010 included $4.1 million of litigation dismissal fees and $7.1 million of note settlement charges, both in connection with the UPEK acquisition. Our net operating loss for fiscal year 2009 included $4.3 million of litigation dismissal related fees, associated with Atrua asset purchase.

Investing activities. Net cash provided by (used in) investing activities was $13.1 million, $1.1 million and $(6.6) million for fiscal years ended 2011, 2010 and 2009, respectively. Net cash provided from investing activities in fiscal 2011 was mostly due to maturity of our short-term investments of $15.0 million; offset by cash paid in connection with Proxure and PeerSec acquisitions of $1.1 million and purchases of property and equipment of $1.2 million. Net cash provided from investing activities in fiscal 2010 was primarily attributable to the net redemption of short term securities and cash received from the merger with UPEK of $0.9 million; offset by the cash of $8.5 million used in the purchase of SafeNet’s Embedded Security Solutions division and purchase of property and equipment for $0.9 million. Net cash used in investing activities in fiscal year 2009 was primarily attributable to the maturity of our short-term investments in U.S. treasury and U.S. government agency funds, purchase of property, plant and equipment and the purchase of patents.

We purchased property and equipment of $1.2 million, $0.9 million, and $0.7 million in fiscal years 2011, 2010 and 2009, respectively, primarily for equipment used by our third-party manufacturing subcontractors. Although we do not operate manufacturing facilities under our business model, we do provide certain custom assembly and test related equipment to our subcontractors for use in manufacturing our products. We anticipate that purchases of property and equipment may remain relatively the same or increase to the extent we invest in new products which require custom assembly and test related equipment.

We did not acquire any intellectual property in 2011 or 2010 other than intangible assets included in business acquisitions. We purchased intellectual property of $0.9 million in fiscal year 2009 related to patent portfolios from Veridicom and also Atrua, as part of our purchase of substantially all of Atrua’s assets in the second quarter of 2009.

Financing Activities. Net cash provided by our financing activities was $0.3 million, $80,000 million and $28,000 for fiscal years 2011, 2010 and 2009, respectively. Net cash provided in 2011, 2010 and 2009 was attributable to cash received from the exercise of stock options.

As of December 30, 2011, all of our $3.2 million in long-term investments were comprised of preferred stock investments and a student loan backed security with an auction reset feature (“auction rate securities”). The preferred stock is issued by a closed-end mutual fund that invests primarily in common stock and fixed income securities. Our preferred stock investments carry AAA credit ratings. The student loan backed auction rate security is a state issued note with its underlying student loans being substantially insured by the U.S. government.

Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every seven, 28 or 35 days. In the beginning of 2008 the auction rate securities markets became disrupted and we experienced auction failures for the first time. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited. These developments resulted in the classification of these securities as long-term investments in our consolidated financial statements at December 30, 2011.

At December 30, 2011, the estimated fair value of our preferred stock ARS was $144,000 less than its cost. As we intend to hold on to this security until the sooner of a recovery in the ARS market or a call of the security by the issuer and it is more-likely-than-not that we will not be required to sell this ARS prior to recovery, we concluded the decline in the fair value was temporary and recorded the unrealized loss to accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at December 30, 2011.

At December 30, 2011, the estimated fair value of our student loan ARS was $107,000 less than its cost. We recorded other-than-temporary impairment charges in the amount of $47,000 and $266,000 in our Consolidated Statement of Operations for the years ended January 1, 2010 and January 2, 2009, respectively. We continue to believe that the impairment is other-than-temporary as this investment has been impaired for an extended period of time and we are not sure of the likelihood of the issuer being able to make payments in the future or our ability to hold this security until maturity. For the years ended December 30, 2011 and December 31, 2010, we recorded a reduction in the other-than-temporary impairment in the amount of $126,000 and $79,000, respectively.

We generated net operating losses of $10.2 million in 2011 and we used $9.3 million of cash on operating activities in 2011. Operating cash outflows for the first two quarters of fiscal 2011 were $11.1 million and operating cash inflows for the second two quarters were $1.8 million.  The change from outflow to inflow between the first half to the second half of fiscal 2011 was driven by a combination of revenue growth in our Embedded Security Solution segment and cost reductions implemented by management, both of which were realized during the third and fourth quarters of fiscal 2011.  Our future quarterly operating results will be subject to fluctuation due to various factors, many of which are beyond our control, which may negatively impact our liquidity.  Any inability by us to produce future profitability or sustain positive cash flow may impair our ability to finance our continuing business operations on terms that are acceptable to us.  The fluctuation of our quarterly operating results may render period-to-period comparisons of our operating results less meaningful, and should not be relied on as an indication of future performance.

We believe that our remaining cash and cash equivalents and short-term investments will be sufficient to support our projected operating requirements over the next twelve months. Our long-term future capital requirements will depend on many factors, including our level of revenue, the timing and extent of spending to support our research and development efforts, the expansion of selling and marketing activities, acquisitions, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing. These additional funds may not be available on terms acceptable to us or at all.

In December 2011, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $100 million of our common and preferred stock, warrants or debt securities. On January 6, 2012, the registration statement was declared effective by the SEC, which will allow us Company to access the capital markets for the three year period following this effective date. Through December 30, 2011, no instruments were issued under this registration statement.

            In February 2010, we acquired SafeNet, Inc.’s Embedded Security Solutions Division in a cash and stock transaction.  Under terms of the transaction, we paid $8.5 million in cash and issued $1.2 million of our common stock.

In September 2010, we acquired privately-held UPEK Inc., a leading supplier of fingerprint solutions for consumer, business and government applications in a stock transaction. As part of the acquisition, UPEK added $0.9 million in cash to the combined companies.

In November 2011, we acquired PeerSec Networks team and complete product portfolio of industry-leading device security solutions in a cash and stock transaction. Under terms of the transaction, we paid $1.5 million in cash and issued $0.5 million of our common stock.

In December 2011, we also acquired the assets of Proxure, Inc., a provider of syncing and cloud-based storage services for PCs and mobile devices in a cash and stock transaction. Under terms of the transaction, we paid $0.2 million in cash and issued $0.2 million of our common stock.

Contractual Obligations

The following table describes our contractual obligations as of December 30, 2011:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(In thousands)

Operating Leases	$4,933	$1,723	$2,910	$240	$60
Inventory purchase commitments (1)	3,093	3,093	-	-	-
Total	$8,026	$4,816	$2,910	$240	$60

(1)
Open purchase obligations represent inventory commitments. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

A contingent consideration payment may be due by us if certain revenue targets are achieved by PeerSec, which we acquired on November 30, 2011, during the earn out period (see Note 12, Business Acquisition, for more information). The fair value of the contingent consideration arrangement was determined to be $0.8 million and was recorded at December 30, 2011.

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $1.5 million at December 30, 2011. Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above.  We do not expect a significant tax payment related to these obligations within the next year.

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

We believe the following are our most critical accounting policies because they are important to understanding our financial condition and results of operations and they require critical management judgment and estimates about matters that are uncertain:

•	Revenue recognition;

•	Inventory valuation;

•	Fair value measurements;

•	Goodwill and Intangible Assets;

•	Litigation related expenses;

•	Stock-based compensation, and

•	Accounting for income taxes.

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

In arrangements that include a combination of semiconductor products and software, where software is considered more-than-incidental and essential to the functionality of the product being sold, we account for the entire arrangement as a multiple element arrangement and allocate consideration at the inception of the arrangement to all deliverables on the basis of their relative selling price.. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence of selling price, if it exists; otherwise, third party evidence of selling price. If either vendor-specific objective evidence or third party evidence of selling price exists for a deliverable, we use the best estimate of the selling price for that deliverable when applying the selling price method.

For our royalty revenue we rely on data provided by the licensee. We earn royalties on such licensed products sold worldwide by our licensees at the time that the licensees’ sales occur. Most of our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. We recognize royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.

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

Goodwill and other intangible assets that have an indefinite useful life are not amortized. Intangible assets that have a definite useful life are amortized over their estimated useful life. On an annual basis, or more frequently as needed upon certain indicators, we test goodwill and other indefinite lived intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. Determining whether impairment of indefinite lived intangibles has occurred requires an analysis of each identifiable asset. If estimates used in the valuation of each identifiable asset proved to be inaccurate based on future results, there could be impairment charges in subsequent periods.

During the quarter ended December 30, 2011, we early adopted a new  standard, an amendment to testing goodwill for impairment,  issued in September 2011 by the FASB (ASU No. 2011-08, Topic 350, Intangibles—Goodwill and Other).  We assessed qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our ESS reporting unit is less than its carrying amount, including goodwill. In evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we assessed relevant events and circumstances such as macroeconomic conditions,  industry and market considerations, cost factors, overall financial performance, trends in stock prices and other entity and industry relevant events and circumstances. Goodwill in our SSS reporting unit was added after the November 30, 2011 impairment evaluation date.

Litigation Related Expenses. We accrue litigation related legal expenses expected to be incurred in connection with loss contingencies if these costs are reasonably estimable, regardless of whether a liability can be estimated for the loss contingency, itself. If actual and forecasted legal expenses differ from these estimates, adjustments to this account may be required in future periods.

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

Accounting for income taxes. We account for income taxes under the provisions of ASC Topic 740, Income Taxes. In applying ASC 740, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. As of December 30, 2011, our total deferred tax assets were principally comprised of net operating loss carry forwards. We account for uncertain tax positions using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, based on the technical merits. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Recent Accounting Pronouncements

See Note 1 of “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report for recent accounting pronouncements that could have an effect on us.

Item 7A.	Qualitative and Quantitative Disclosure about Market Risks

Foreign currency risk. The majority of our revenue is denominated in U.S. dollar, however we do generate revenue that is denominated in other currencies, mostly Euro and Japanese Yen. We are subject to the risk of our products being more expensive outside the United States if the value of the U.S. dollar increases as compared to the local currency of our customer. This could result in pricing pressure, lower revenue and lower gross margins. Our international sales and research and development operations incur expenses that are denominated in foreign currencies. These expenses increased in fiscal 2011 and 2010 as a result of the acquisitions of SafeNet’s Embedded Security division and UPEK with main operations being located outside the United States. To the extent that we expand our operations into Europe and Asia, the effects of inflation and currency fluctuations could impact our financial condition and results of operations. A ten percent (10%) change in a currency exchange rate could cause an impact to our financial statements of approximately $1.6 million and we could suffer foreign exchange losses associated with such currency fluctuations. From time to time we enter into forward contracts to offset or mitigate the impact of such fluctuations.

Interest rate risk. We had cash, cash equivalents and investments of $20.4 million as of January 30, 2011, which were held for working capital and strategic purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and achieve an acceptable return without significantly increasing our risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk and reduce exposure, we maintain our portfolio of cash equivalents and short-term and long-term investments in investment grade securities that are primarily of a conservative nature. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a material impact on our results from operations.

Market risk. Our long term investments consist of auction rate securities that are exposed to certain risks. Although these various investments are managed to a standard designed to avoid principal loss, market forces can have an adverse effect on asset valuations, and it is possible for these investment grade securities to lose a portion of their principal. The ability to determine the risks presented by these investments is limited by, among other things, restrictions on the ability to know the holdings or the collateral backing of the securities.

At December 30, 2011, we held $3.2 million in auction rate securities and consider them inactively traded securities. The rate of interest paid on the auction rate securities is determined at auctions held at pre-determined intervals, usually every seven, 28 or 35 days. If sufficient clearing bids are not made in a particular auction, that can result in the inability to liquidate the asset-backed securities in the auction. All of our auction rate securities held as of December 30, 2011 had experienced failed auctions. There can be no assurance that auctions on the auction rate securities in our investment portfolio will succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may decline even further and we may record additional temporary or other than temporary impairment charges.

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

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of AuthenTec, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AuthenTec, Inc and its subsidiaries (the Company) at December 30, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Orlando, Florida

March 9, 2012

AuthenTec, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	As of
	December 30,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$17,200	$13,280
Short-term investments	-	15,176
Accounts receivable, net of allowances of $67 and $150, respectively	9,444	9,678
Inventory	8,111	5,460
Other current assets	1,716	1,993
Total current assets	36,471	45,587
Long-term investments	3,249	3,323
Purchased intangibles	20,287	24,033
Goodwill	3,501	2,729
Property and equipment, net	3,640	4,430
Total assets	$67,148	$80,102

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,539	$6,907
Accrued compensation and benefits	4,399	3,640
Deferred revenue	4,145	4,678
Accrued litigation related legal fees	114	1,802
Other accrued liabilities	2,634	4,002
Total current liabilities	14,831	21,029

Long-term liabilities
Deferred rent	398	546
Other liabilities	768	-
Total long-term liabilities	1,166	546

Total liabilities	15,997	21,575

Commitments and contingencies (see note 5)

Stockholders’ equity
Common stock, $.01 par value; 100,000 shares authorized; 44,311 and 43,581 issued and outstanding at December 30, 2011 and December 31, 2010	443	436
Additional paid-in capital	192,694	189,205
Accumulated other comprehensive income	50	54
Accumulated deficit	(142,036)	(131,168)
Total stockholders’ equity	$51,151	$58,527
Total liabilities and stockholders’ equity	$67,148	$80,102

The accompanying notes are an integral part of these consolidated financial statements.

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Revenue	$69,790	$44,667	$34,066
Cost of revenue	32,743	22,683	18,369

Gross profit	37,047	21,984	15,697

Operating expenses
Research and development	23,562	20,703	14,491
Selling and marketing	15,490	13,783	7,649
General and administrative	7,773	13,189	6,930
Litigation dismissal	—	4,141	4,348
Restructuring and impairment related charges	279	1,983	—

Total operating expenses	47,104	53,799	33,418

Loss from operations	(10,057)	(31,815)	(17,721)

Other income (expense):
Note settlement charge	—	(7,073)	—
Earnout adjustment	—	729	—
Other income (expense)	(185)	(80)	—
Impairment on investments	—	—	(47)
Interest income	83	152	365

Total other income (expense), net	(102)	(6,272)	318

Income (loss) before income tax expense (benefit)	(10,159)	(38,087)	(17,403)

Income tax expense (benefit)	709	(247)	—

Net income (loss)	$(10,868)	$(37,840)	$(17,403)

Net income (loss) per common share, basic	$(0.25)	$(1.19)	$(0.61)
Net income (loss) per common share, diluted	$(0.25)	$(1.19)	$(0.61)

Shares used in computing basic net income (loss) per common share	43,786	31,813	28,663
Shares used in computing diluted net income (loss) per common share	43,786	31,813	28,663

The accompanying notes are an integral part of these consolidated financial statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common stock		Additional		Accumulated other
	Number	Par	paid-in	Accumulated	comprehensive
	of shares	value	capital	deficit	income (loss)	Total equity
Balance, January 2, 2009	28,628	286	149,837	(75,925)	(129)	74,069
Exercise of stock options and issuance of restricted stock units	94	1	27	-	-	28
Stock-based compensation	-	-	3,199	-	-	3,199
Unrealized loss on investments	-	-	-	-	(66)	(66)
Net loss	-	-	-	(17,403)	-	(17,403)
Balance, January 1, 2010	28,722	$287	$153,063	$(93,328)	$(195)	$59,827
Exercise of stock options and issuance of restricted stock units	136	1	81	-	-	82
Adjustment related to outstanding shares	(43)	-	-	-	-	-
Stock-based compensation	-	-	3,096	-	-	3,096
Issuance of common stock in connection with the SafeNet acquisition	1,211	12	2,787	-	-	2,799
Issuance of common stock in connection with the UPEK acquisition	5,957	60	10,483	-	-	10,543
Issuance of common stock in connection with the UPEK Note Settlement	7,984	80	20,599	-	-	20,679
Cancellation of common stock in connection with SafeNet acquisition related working capital	(386)	(4)	(904)	-	-	(908)
Net loss	-	-	-	(37,840)	-	(37,840)
Unrealized gain on investments	-	-	-	-	139	139
Currency translation adjustment	-	-	-	-	110	110
Balance, December 31, 2010	43,581	$436	$189,205	$(131,168)	$54	$58,527
Exercise of stock options and issuance of restricted stock units	514	5	276	-	-	281
Adjustment to common stock issued in connection to the Note settlement	(17)	-	1	-	-	1
Issuance of common stock in connection with PeerSec acquisition	162	1	490	-	-	491
Issuance of common stock in connection with Poxure Acquisition	71	1	206	-	-	207
Stock-based compensation	-	-	2,516	-	-	2,516
Net loss	-	-	-	(10,868)	-	(10,868)
Unrealized gain on investments	-	-	-	-	118	118
Currency translation adjustment	-	-	-	-	(122)	(122)
Balance December 30, 2011	44,311	$443	$192,694	$(142,036)	$50	$51,151

The accompanying notes are an integral part of these consolidated financial statements.

AuthenTec Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal years ended
	December 30, 2011	December 31, 2010	January 1, 2010
Cash flows from operating activities
Net loss	(10,868)	$(37,840)	$(17,403)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,241	4,238	1,311
Amortization of deferred rent	(117)	86	88
Increase (decrease) in bad debt provision	(26)	135	(8)
Increase in inventory provision	984	677	37
Stock-based compensation expense	2,516	3,096	3,199
Decrease in investment discounts/premiums	370	169	147
Note settlement charge	—	7,073	—
Impairment of long-lived assets	68	301	—
Impairment on investments	—	—	47
Loss on sale of intangible assets	6	—	—
Earnout adjustment	—	(729)	—
Litigation dismissal	—	4,141	—
Decrease (increase) in assets, net of effects of acquisitions:
Accounts receivable	492	(1,111)	784
Inventory	(3,660)	(1,501)	3,488
Other assets	(54)	57	92
Increase (decrease) in liabilities, net of effects of acquisitions:
Accounts payable	(3,692)	(703)	(1,486)
Accrued compensation and benefits and other accrued liabilities	(213)	1,141	(1,288)
Accrued litigation related legal fees	(1,688)	1,802	—
Deferred revenue	(719)	3,631	(164)
Net cash used in operating activities	(9,360)	(15,337)	(11,156)
Cash flows from investing activities
Purchase of property and equipment	(1,157)	(858)	(736)
Sale (purchase) of intangible assets	340	—	(150)
Acquisitions, net of cash acquired	(1,100)	(7,619)	(837)
Purchase of available-for-sale investments	—	(15,165)	(24,700)
Redemption of available-for-sale investments	15,000	24,700	19,840
Net cash provided by (used in) investing activities	13,083	1,058	(6,583)
Cash flows from financing activities
Proceeds from exercise of stock options, net of tax withholdings	281	80	28
Net cash provided by financing activities	281	80	28
Effect of exchange rates on cash and cash equivalents	(84)	(3)	—
Net increase (decrease) in cash and cash equivalents	3,920	(14,202)	(17,711)
Cash and cash equivalents, beginning of period	13,280	27,482	45,193
Cash and cash equivalents, end of period	$17,200	$13,280	$27,482

Supplemental non-cash disclosures
Accrued purchase of property and equipment	$-	$-	$82
Stock issuance in connection with acquisitions (see Note 12)	$698	$13,342	$-
Stock cancellation for working capital adjustment in connection with the SafeNet acquisition (see Note 12)	$-	$(908)	$-
Initial accrued earnout in connection with acquisitions (see Note 12)	$768	$729	$-
Fair value of the promissory note issued in connection with the UPEK acquisition (see Note 12)	$-	$13,606	$-

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

Nature of Business

We are a leading provider of mobile and network security solutions for enterprise, government and consumer markets.  We provide a series of products including fingerprint sensors, software and intellectual property (IP) that provide security, convenience, personalization and navigation features in such end products as PCs, tablets, smartphones, printers, network servers and gateways and many other products. We have evolved from a mixed-signal semiconductor component supplier to a provider of mobile and network security solutions, including smart fingerprint sensors, identity management software and embedded hardware and software security products and solutions. Our portfolio of products has significantly expanded during the past two years, and now includes smart fingerprint sensors, area sensors, fingerprint sensor chipsets and modules, USB fingerprint readers, identity management software and embedded hardware and software products and services. Our expansion has been driven by both internal product developments and strategic acquisitions. Complementing our sensors is our TrueSuite® identity management software, providing PC and mobile users secure, one-touch access to their digital identity and online social networks.  TrueSuite and a version called HP SimplePass 2011 is currently integrated in millions of notebook PCs being offered by the world’s PC OEMs.

We primarily sell our products to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs or contract manufacturers, software application vendors, and content and service providers. We operate a fabless manufacturing model, whereby manufacturing requirements are outsourced to third parties.

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

Principles of Consolidation

The consolidated financial statements include accounts of AuthenTec, Inc. and our wholly owned subsidiaries: AuthenTec K.K., AuthenTec (Shanghai) Co., Ltd, AuthenTec BV, AuthenTec OY, AuthenTec Amsterdam BV, AuthenTec, Inc. Taiwan Branch, AuthenTec s.r.o., UPEK Pte Ltd. (Singapore), UPEK K.K., UPEK (Bejing) Technology Co. Ltd., and UPEK Inc. All significant intercompany accounts and transactions have been eliminated.

Our fiscal year ends on the Friday closest to December 31. Fiscal year 2011 began January 1, 2011 and ended December 30, 2011. Fiscal years 2011 and 2010 contained 52 weeks and fiscal year 2009 contained 53 weeks.

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

Foreign Currencies

Our primary foreign currency exposure is related to our subsidiaries in the Netherlands, Finland and Czech Republic, which have Euro and Czech crown currency operating expenses. Changes in these currency exchange rates impact the reported U.S. dollar amount of expenses. The functional currency of the Netherlands and Finland subsidiaries is the Euro and the functional currency of Czech Republic is the Czech crown. Assets and liabilities of these subsidiaries are translated at month-end exchange rates, and expenses, gains and losses are translated at rates of exchange that approximate the rate in effect at the time of the transaction. Any translation adjustments resulting from this process are presented separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses are reported in cost of revenue and selling, general and administrative expenses in the consolidated statements of operations.Our Asian operations have expenses that are denominated in the local currency and are immaterial to our overall operating expenses and therefore we have limited foreign currency exposure in Asia.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity resulting from non-owner sources. The components of our comprehensive loss are as follows:

	Fiscal years ended
	December 30,	December 31,	January 1,
	2011	2010	2010
	(In thousands)

Net loss	$(10,868)	(37,840)	(17,403)
Unrealized gain (loss) on AFS investments	118	139	(66)
Currency translation adjustment	(122)	110	—
Comprehensive loss	$(10,872)	$(37,591)	$(17,469)

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

Cash, Cash Equivalents and Investments

Our investments are tailored to appropriately balance the trade-off between the preservation of capital and return. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our other investments that include U.S. treasury and U.S. government agency funds and auction rate securities are accounted for under the provisions of Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities. We have classified our auction rate securities as available-for-sale (AFS) and reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

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

The amortized cost, gross unrealized gains and losses, and fair value of investments, by type, were as follows:

	As of
	Amortized cost		Unrealized gains/(losses)		Fair value
	December 30,	December 31,	December 30,	December 31,	December 30,	December 31,
	2011	2010	2011	2010	2011	2010
	(In thousands)
U.S. Government agency notes (AFS)	$-	$15,168	$	$8	-	$15,176
Auction rate securities (AFS)	3,500	3,700	(251)	(377)	3,249	3,323
Total	$3,500	$18,868	$(251)	$(369)	3,249	$18,499

The amortized cost and fair value of available-for-sale investments as of December 30, 2011 and December 31, 2010, by contractual maturity, were as follows:

	As of
	Amortized cost		Fair value		Unrealized gains/(losses)
	December 30,	December 31,	December 30,	December 31,	December 30,	December 31,
	2011	2010	2011	2010	2011	2010
	(In thousands)
Due in one year or less	$-	$15,168	$-	$15,176	$-	$8
Due after ten years	1,100	1,300	993	1,102	(107)	(198)
Preferred stock auction rate securities	2,400	2,400	2,256	2,221	(144)	(179)
Total	$3,500	$18,868	$3,249	$18,499	$(251)	$(369)

The fair value of investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous loss position were as follows:

	As of December 30, 2011
	Less than 12 months		12 months or greater		Total
	Fair	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized
	value	losses	value	losses	value	losses
Available-for-sale investments	(In thousands)
Auction rate securities - student loan	$—	$—	$993	$(107)	$993	$(107)
Auction rate securities - preferred stock	—	—	2,256	(144)	2,256	(144)
Total	$-	$-	$3,249	$(251)	$3,249	$(251)

	As of December 31, 2010
	Less than 12 months		12 months or greater		Total
	Fair	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized
	value	losses	value	losses	value	losses
Available-for-sale investments	(In thousands)
Auction rate securities - student loan	$—	$—	$1,102	$(198)	$1,102	$(198)
Auction rate securities - preferred stock	—	—	2,221	(179)	2,221	(179)
Total	$-	$-	$3,323	$(377)	$3,323	$(377)

As of December 30, 2011 and December 31, 2010, $3.2 million and $3.3 million, respectively, of our $3.2 million and $18.5 million in short-term and long-term investments, respectively, were comprised of municipal notes, preferred stock and student loan backed investments with an auction reset feature (“auction rate securities”). Our investments in auction rate securities were 24% and 15% of the total assets valued at fair value at December 30, 2011 and December 31, 2010, respectively. The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan backed auction rate security is a state issued note with its underlying student loans being substantially insured by the U.S. government.

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

All of our auction rate securities held at December 30, 2011 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist.

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

The following table illustrates the concentration of customer accounts receivable as a percent of total accounts receivable:

	As of
	December 30,	December 31,
	2011	2010
Lenovo (Singapore) Pte., Ltd.	24%	21%
Ostor International Corp.	10	*
Hakuto Co., Ltd	*	11

* Less than 10%

A change in or loss of one or more of our customers could adversely effect results of operations. The following table illustrates the concentration of customer revenue as a percent of total revenue:

	Fiscal year ended
	December 30,	December 31,	January 1,
	2011	2010	2010

Lenovo (Singapore) Pte., Ltd.	16%	11%	17%
Fujitsu Ltd.	*	14	19
Edom Technology Co., Ltd.	*	*	27
Richpower Electronic Devices Co.	*	*	15

* Less than 10%

For the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010, sales to international customers accounted for 70%, 84%, and 95% of revenue, respectively.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation is provided on the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets (three to eight years). Depreciation of property, plant and equipment amounted to approximately $1,879,000, $1,624,000 and $1,261,000 for the years ended December 30, 2011, December 31, 2010 and January 1, 2010, respectively.

Goodwill and Other Intangible Assets

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

At November 30, 2011, we completed our annual testing of goodwill impairment utilizing new standard (ASU No. 2011-08, Topic 350, Intangibles—Goodwill and Other) evaluation approach.  We assessed qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our ESS reporting unit is less than its carrying amount, including goodwill. In evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we assessed relevant events and circumstances such as macroeconomic conditions,  industry and market considerations, cost factors, overall financial performance, trends in stock prices and other our entity and industry relevant events and circumstances. After assessing the totality of events or circumstances such as those described in the new guidance, we determined that it is not more likely than not that the fair value of our ESS reporting unit is less than its carrying amount and therefore the first and second steps  of the goodwill impairment test were not necessary. Goodwill in our SSS reporting unit was added after the November 30, 2011 impairment evaluation date.

Most of the estimates and assumptions used for the goodwill impairment assessment, including projected sales, projected cash flow and ongoing market demand for the relevant products, were derived from unobservable inputs.  In the event that actual results or market conditions deviate from these estimates and assumptions used, the future fair value may be different than that determined by management and may result in an impairment loss.

Warranty Obligation

We provide product warranties in conjunction with certain product sales. The majority of our warranties are for one to two years in the normal course of business. We accrue for the estimated warranty at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure.

The following table presents a reconciliation of our product warranty liability, which is included in other accrued liabilities in the consolidated balance sheets:

	Fiscal year ended
	December 30,	December 31,	January 1,
	2011	2010	2010
	(In thousands)
Balance — beginning of year	$29	$174	$215
Assumed reserves (UPEK)	—	14	—
Accruals/(reversals) of warranty liabilities	174	(59)	(30)
Costs incurred	(132)	(100)	(11)
Balance — end of year	$71	$29	$174

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

Research and Development

Development costs incurred in the research and development of products are expensed as incurred. ASC Topic 985-20-25, Costs of Software to Be Sold, Leased, or Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Costs incurred beyond the establishment of technological feasibility have not been significant to date and accordingly no software development costs were capitalized during the years ended December 30, 2011, December 31, 2010 and January 1, 2010. Software development costs have been recorded as research and development expense.

 Advertising Expense

We expense advertising costs as incurred. Advertising expense was approximately $112,000, $147,000 and $160,000 for the years ended December 30, 2011, December 31, 2010 and January 1, 2010, respectively.

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

 No impairment losses were recorded for the year ended December 30, 2011. We recorded approximately $301,000 in impairment losses for the year ended December 31, 2010, of which $218,000 was associated with writing off certain design tools and was part of restructuring activities, therefore recorded as restructuring charges in our statement of operations for the year ended December 31, 2010 (See Note 14 for more information). Approximately $83,000 of the impairment losses was associated with writing off assembly equipment at one of our manufacturing subcontractors. No impairment losses were recognized for the year ended January 1, 2010.

Litigation Related Expenses

We accrue litigation related legal expenses expected to be incurred in connection with loss contingenices if these costs are reasonably estimable, regardless of whether a liability can be estimated for the loss contingency, itself. If actual and forecasted legal expenses differ from these estimates, adjustments to the accrual account may be required in future periods. In fiscal year 2010 we accrued approximately $1.9 million in estimated costs associated with the IBT litigation (See Legal Proceedings for more information). We recorded the expense for the accrual of the legal fees in the General and Administrative caption of our Statement of Operations for the year ended December 31, 2010.  During the year ended December 30, 2011, we released $0.4 million of the litigation fee accrual due to the fact that the merits of the IBT litigation are resolved. At December 30, 2011 we had $0.1 million remaining accrued litigation expenses. There were no such amounts accrued or expensed for fiscal year 2009.

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

 The following table sets forth the computation of basic and diluted income (loss) per common share:

	Fiscal year ended
	December 30, 2011	December 31, 2010	January 1, 2010
	(In thousands, except per share data)
Numerator:
Net loss	$(10,868)	$(37,840)	$(17,403)

Denominator:
Denominator for basic net loss per share - weighted average common shares outstanding	43,786	31,813	28,663
Effect of dilutive securities:
Stock options and non vested restricted stock units	—	—	—
Warrants to purchase common stock	—	—	—
Denominator for diluted net loss per share - weighted average common shares and potential common shares outstanding	43,786	31,813	28,663

Basic net loss per share	$(0.25)	$(1.19)	$(0.61)
Diluted net loss per share	$(0.25)	$(1.19)	$(0.61)

Basic net loss per common share was the same as diluted net loss per common share for the years ended December 30, 2011, December 31, 2010 and January 1, 2010 as the outstanding options and warrants were anti-dilutive due to losses during the respective periods. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net income (loss) per common share for the periods presented because their inclusion would have had an anti-dilutive effect:

	Fiscal year ended
	December 30, 2011	December 31, 2010	January 1, 2010
Options to purchase common stock and non vested restricted stock awards	6,617	6,219	4,689
Warrants to purchase common or preferred stock	—	—	25
	6,617	6,219	4,714

Accounting for Income Taxes

We account for income taxes under the provisions ASC Topic 740, Income Taxes. In applying ASC 740, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. As of December 30, 2011, our total deferred tax assets were principally comprised of net operating loss carry forwards. As of December 30, 2011, based on the available objective evidence, we believe it is more likely than not that our deferred tax assets will not be realizable in the foreseeable future. We based this belief primarily on the fact that we have incurred cumulative pre-tax losses in all years since inception, except one. Accordingly, we provided a full valuation allowance against our net deferred tax assets as of December 30, 2011. Should sufficient positive, objectively verifiable evidence of the realization of our net deferred tax assets exist at a future date, we would reverse any remaining valuation allowance to the extent supported by estimates of future taxable income at that time.

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

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, Comprehensive Income, an amendment to the accounting standards related to the presentation of comprehensive income. This standard revises the manner in which entities present comprehensive income in their financial statements and removes the option to present items of other comprehensive income in the statement of changes in equity. This standard requires an entity to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements of net income and other comprehensive income. In December 2011, FASB deferred the effective date for the requirement in this standard for presenting reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. We do not expect it to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350, Intangibles—Goodwill and Other, an amendment to testing goodwill for impairment. This standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This standard is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We early adopted this standard in the fourth quarter of fiscal 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

2. Inventory

	As of
	December 30,	December 31,
	2011	2010
	(In thousands)
Work-in-process	4,877	4,402
Finished goods	5,315	2,793
Valuation allowance	(2,081)	(1,735)
	$8,111	$5,460

3. Property and Equipment

		As of
	Useful life	December 30,	December 31,
	(years)	2011	2010
		(In thousands)

Production and lab equipment	3 - 8	$6,922	$6,169
Computer equipment	3 - 5	1,601	1,426
Office furniture and fixtures	3	630	588
Computer software	3 - 5	1,728	1,768
Leasehold improvements	3 - 6	1,492	1,361
		12,373	11,312
Less: accumulated depreciation		(8,733)	(6,882)
		$3,640	$4,430

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

Recurring Fair Value Measurements

At December 30, 2011 we had $13.7 million in cash equivalents and long-term investments that were subject to fair value measurements in accordance to ASC 820.

The fair values of our cash equivalents and investments based on the level of inputs are summarized below:

	December 30, 2011						December 31, 2010
Description	Fair value total	Level 1	Level 2	Level 3	Gains (losses)		Fair value total	Level 1	Level 2	Level 3	Gains (losses)
	(In thousands)						(In thousands)
Money market and treasury funds	$10,454	$10,454	$-	$-	$-	$	$4,004	$4,004	$-	$-	$-
U.S. Government agency notes	-	-	-	-	-		15,175	15,176	-	-	8
Auction rate securities	3,249	-	-	3,249			3,323	0	-	3,323	(377)
Total	$13,703	$10,454	$—	$3,249	$—		$22,502	$19,180	$—	$3,323	$(369)

In measuring fair value where Level 1 inputs were available, we used a single valuation technique which valued our securities based on quoted market prices. At December 30, 2011 our Money market funds and treasury funds were measured using Level 1 inputs and the fair value was based on daily observable trades.

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

At December 30, 2011 our investments in auction rate securities were measured using unobservable inputs with a fair value of $3.2 million which represented approximately 24% of total assets subject to fair value measurements on a recurring basis.  Auction rate securities are classified as Level 3 securities, because the pricing vendor utilized by our investment broker no longer valued these investments and therefore some of the inputs to measure fair value are no longer observable.  The student loan backed auction rate security with a fair value of $1.0 million and the preferred stock auction rate security with a fair value of $2.2 million remain in Level 3 at December 30, 2011.

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the twelve months ended December 30, 2011 and December 31, 2010:

Description	Total	Auction rate securities
	(In Thousands)

Ending balance January 1, 2010	$3,173	$3,173

Realized/unrealized gains and losses
Included in earnings	-	-
Included in other comprehensive income (loss)	150	150

Purchases, issuances, and settlements	-	-

Ending balance December 31, 2010	$3,323	$3,323

Realized/unrealized gains and losses
Included in earnings	-	-
Included in other comprehensive income (loss)	126	126

Purchases, issuances, and settlements	(200)	(200)

Ending balance December 30, 2011	$3,249	$3,249

As of December 30, 2011, we classified $3.2 million of investments in ARS as long-term due to the fact that they had experienced failed auctions.

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

During fiscal years ended December 30, 2011 and December 31, 2010, we recorded $126,000 and $139,000 in unrealized gain on our available-for-sale investments, respectively, which was recorded in accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at December 30, 2011.

We will continue to monitor these securities and may be required to record temporary or other-than-temporary impairment charge in the future.

As a result of our acquisition of PeerSec Networks, a contingent consideration payment may be due by us if certain revenue targets are achieved during the earn out period. The revenue target calculation requires accumulated annual 2012 product revenue to exceed $600,000 and accumulated annual 2013 product revenue to exceed $900,000, adjusted for certain deferred revenue items. We estimate the fair value of the contingent payment using Level 3 inputs that are based on financial projections of the acquired business and estimated probabilities of achievement. We believe that our estimates and assumptions are reasonable, but there is significant judgment involved. At December 30, 2011 we valued the contingent consideration at approximately $770,000 and have included this accrual in other long-term liabilities (please see Note 12, Business Acquisitions, for more information).

Non-recurring Fair Value Measurements

We did not have any non-financial liabilities as of December 30, 2011. Our non-financial assets are reviewed for potential impairment and considered for the need to perform an impairment test pursuant to ASC 360-40, Property Plant and Equipment, Derecognition. We did not have any non-recurring fair value measurements during the fiscal year ended December 30, 2011.

In fiscal year 2010, pursuant to the Merger Agreement, we acquired all of the outstanding shares of capital stock of UPEK in exchange for 5,956,540 shares of our common stock and a non-interest bearing promissory note in the principal amount of $21,557,559 (the “Note”). Upon vote by our shareholders on December 17, 2010, the Note was settled by issuing 7,984,281 shares of our common stock. Settlement of the Note in shares was solely based on approval by our shareholders and neither we nor the Note holders had the ability to require settlement in shares.

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

5. Contractual Commitments and Contingencies

Operating Leases

We lease our office space, equipment and certain design software under non-cancelable operating lease agreements. Future minimum lease payments under non-cancelable operating leases are approximately $1,723,000, $1,469,000, $1,201,000, $240,000 and $240,000 for fiscal years 2012, 2013, 2014, 2015 and 2016 respectively.

Rental expense under the operating leases was approximately $1,937,000, $1,781,000 and $749,000 for the years ended December 30, 2011, December 31, 2010 and January 1, 2010, respectively.

Non-Cancelable Purchase Commitments

We enter into various inventory- related purchase commitments with the third-party contract manufacturers and suppliers. We had approximately $3,093,000 of non-cancelable purchase commitments with our contract manufacturers as of December 30, 2011. We expect to sell all products which we have committed to purchase.

License Agreements

We have entered into a software design license and maintenance agreement with a supplier. This agreement originally provided for quarterly payments of approximately $89,400, which were expensed as paid. During the fiscal year ended December 28, 2007, we prepaid for licenses to be used over the next three years ending December 31, 2010.  During the fiscal year ended January 1, 2010, the agreement was again extended through February 28, 2012 with payments made quarterly.  Expense under this agreement for the years ended December 30, 2011, December 31, 2010 and January 1, 2010, was approximately $547,000, $547,000, and $434,000, respectively.

In 2005, we entered into a license agreement for the use and modification of certain software technology for a term of 5 years in exchange for a non-recurring development fee of $175,000 and royalty payments of $.05 – $.12 per product sold with this technology based on the volume of products sold. We expensed the non-recurring development fee of $175,000 in 2005 and we recognized additional royalty related expense of approximately $8,700, $83,000, and $258,000 during fiscal years ending December 30, 2011, December 31, 2010, and January 1, 2010, respectively.

In 2007, we entered into a license agreement for the use of certain silicon technology for a term of five years, and renewable annually thereafter, in exchange for a non-recurring development fee of $70,000 and royalty payments of 2.5% – 3% of the cost of wafers manufactured with this technology. We expensed the non-recurring development fee of $70,000 in 2007 and we recognized additional royalty related expense of approximately $55,000, $138,000, and $57,000 during fiscal years ending December 30, 2011, December 31, 2010, and January 1, 2010, respectively.

During 2007, we entered into a license agreement under which we obtained a nonexclusive right to use certain software technology through the term of the licensor’s copyrights on such technology. In exchange, we are required to pay a fee no lower than $.15 per copy. Under this agreement, we recorded license fee expense of approximately $74,000 for the year ended January 1, 2010. No fees were paid in the years ending December 30, 2011 and December 31, 2010.

During 2007, we prepaid for licenses to be used over the next three years ending December 31, 2010. This cost was being amortized over the initial license term.  During the fiscal year ended January 1, 2010, we extended the contract for the prepaid license fees until February 27, 2012 and contracted for additional licenses. Under this agreement, we recorded license fee expense of approximately $415,000 for the year ended December 30, 2011.Future minimum license fee payments under the agreement are zero for fiscal year 2012.

During 2009, we entered into a license agreement for the development and reproduction of certain silicon technology for a term of three years in exchange for a license fee of $110,500 and a royalty fee no lower than $.005 per chip.  Under this agreement, we recorded license fee expense of approximately none, $33,500, and $77,000 for December 30, 2011, December 31, 2010 and January 1, 2010, respectively.  No royalty fees were recorded during the fiscal years ending December 30, 2011, December 31, 2010 and January 1, 2010 respectively.

During 2009, we entered into a license agreement for certain hardware and software technology for a term of three years, in exchange for a license fee of $188,000  and a royalty fee no lower than $.01 per chip. Under this agreement, we recorded license fee expense of $188,000 in 2009.  No royalty fees were recorded during the fiscal years ending December 30, 2011, December 31, 2010 and January 1, 2010 respectively.

During 2010, we assumed a license agreement for certain hardware and software technology.  Royalty fees under the agreement are between $.03 -$.12 per product sold.  Royalty fees of approximately $284,000 and none were recognized for the fiscal years ended December 30, 2011 and December 31, 2010, respectively.

During 2010, we entered into a license agreement for certain software technology in exchange for royalty payments of $.05 and $.50 per end user download plus pre-paid royalty of $25,000 per customer license.  In addition, the agreement includes annual support fees of $30,000 to $60,000.  For the fiscal year ended December 30, 2011, we recorded royalty fees of approximately $452,000 and support fees of $60,000.  For the fiscal year ended December 31, 2010, no fees were recognized.

During 2010, we entered into an exclusive manufacturing and sales agreement for certain products.  Fees under the agreement are $.10 - $.50 per product sold.  We expensed approximately $108,000 and none in fees for fiscal years ending December 30, 2011 and December 31, 2010, respectively.

During 2011, we entered into a software license agreement for certain software technology for a term of one year in exchange for royalty fees of EUR .05 to EUR 3 with a minimum quarterly payment of EUR 5,000. Under this agreement, we recorded royalty fees of $14,000 for the fiscal year ended December 30, 2011.

Legal Proceedings

AuthenTec is an intervening party in a federal patent infringement lawsuit brought by Innovative Biometric Technology, LLC (“IBT”), against Lenovo, Fujitsu, ASUS, Toshiba, and others.  The case is captioned Innovative Biometric Technology, LLC v. Lenovo (United States), Inc., et al., Case No. 9:09-cv-81046-KLR, and was filed by IBT on July 19, 2009 in the U.S. District Court for the Southern District of Florida (the “Court”).  AuthenTec intervened in the case, in November 2010, because IBT’s allegations relate, in part, to the use of biometric software or hardware supplied by us and UPEK, Inc. (“UPEK”) to certain of the defendants that has been integrated into laptop computers by our and UPEK’s customers. Following a July 2011 hearing on AuthenTec’s Motion for Summary Judgment of Noninfringement, or in the Alternative, Invalidity of the sole patent in the litigation, IBT conceded that its infringement contentions lacked merit by filing a “covenant not to sue” and a unilateral Motion to Dismiss Toshiba and AuthenTec (the remaining parties) on September 27, 2011.  AuthenTec has asked the Court to consider imposing additional conditions in order to better protect the defendants in exchange for the grant of dismissal. In addition, we maintain that certain attorney’s fees and costs should be paid by IBT to AuthenTec and Toshiba as a condition of the dismissal with prejudice.

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

6. Goodwill and Intangible Assets

The following table summarizes the activity related to the carrying value of our goodwill at December 31, 2010:

	Reportable Segments

	Smart Sensor Solutions	Embedded Security Solutions	Consolidated
	(In thousands)

Goodwill at January 1, 2010	$-	$-	$-
Goodwill resulting from acquisitions (Note 12)	-	2,729	2,729
Impairment	-	-	-
Goodwill at December 31, 2010	$-	$2,729	$2,729
Goodwill resulting from acquisitions (Note 12)	265	507	772
Impairment	-	-	-
Goodwill at December 30, 2011	$265	$3,236	$3,501

At December 30, 2011 and December 31, 2010, purchased intangible assets consisted of the following:

	As of
	December 30, 2011			December 31, 2010

	Gross carrying value	Accumulated amortization	Net book value	Gross carrying value	Accumulated amortization	Net book value
	(In thousands)

Patents subject to amortization (6-19 years)	$630	$150	$480	$1,050	144	$906
Customer relationships (6-10 years)	13,838	2,453	11,385	13,575	692	12,883
Developed Technology (4-9 years)	10,227	2,299	7,928	8,692	876	7,816
IC Distribution Agreement (2 years)	2,020	2,015	5	2,020	526	1,494
Non-Compete Agreement (2-5 years)	700	211	489	533	97	436
Backlog (1 year)	829	829	-	829	331	498
	$28,244	$7,957	$20,287	$26,699	$2,666	$24,033

Amortization expense for intangible assets amounted to approximately $5,355,000, $2,614,000 and $50,000 for the years ended December 30, 2011, December 31, 2010 and January 1, 2010, respectively. The weighted average amortization period is 6.7 years. The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending December 30, 2016 is as follows:

Fiscal year	Amount
(In thousands)
2012	$3,745
2013	3,730
2014	3,522
2015	3,208
2016	2,733
$16,938

During the year ended December 30, 2011, we have revised the remaining useful life of the integrated circuit distribution agreement from 5 years to 2 years due to the anticipated end of life for this product being shorter than originally estimated. We ceased manufacturing of the security processor ICs at the end of fiscal 2011.  As a result of the change, the amortization expense increased by approximately $1.0 million of the fiscal 2011.

ASC Topic 350, Intangibles – Goodwill and Other requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with ASC Topic 350, Intangibles – Goodwill and Other whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

7. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Fiscal year ended
	December 30,	December 31,	January 1,
	2011	2010	2010
	(In thousands)
Current tax provision (benefit)
Federal	$201	$(4,226)	$(3,601)
State	—	—	(219)
Foreign	542	147	(42)
	743	(4,079)	(3,862)

Deferred tax provision (benefit)
Federal	$21	$3,777	$(1,523)
State	—	—	(93)
Foreign	(55)	55	(51)
	(34)	3,832	(1,667)

Total Tax Expense/(benefit)	709	(247)	(5,529)
Valuation Allowance	—	—	5,529

Total tax provision (benefit)	$709	$(247)	$-

The reconciliation of income taxes at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

	Fiscal year ended
	December 30,	December 31,	January 1,
	2011	2010	2010
	(In thousands)

Income taxes at federal statutory rate	$(3,534)	$(12,956)	$(5,918)
State income taxes, net of federal benefit	(170)	(723)	(233)
Non-deductible permanent items	235	4,917	538
Permanent difference adjustment	(415)	—	—
Foreign rate differential	(498)	1,941	84
Effect of Rate Change	3,281	47	—
Change in NOL - Federal	452	(358)	—
Change in NOL - Foreign	471	—	—
Change in FIN 48	(21)	(4,221)	—
Additional Tax	196	5	—
Federal valuation allowances, net of reversals	118	10,645	5,436
Foreign valuation allowances, net of reversals	569	455	93
Other	25	1	—

Total	$709	$(247)	$—

The components of the net deferred tax asset and the tax effects of the primary differences giving rise to our deferred tax asset are as follows:

	Fiscal year ended
	December 30,	December 31,
	2011	2010
	(In thousands)

Deferred tax assets:
Intangible assets and property and equipment	$(1,110)	$439
Inventory reserve	1,205	1,460
R&D Credits	1,016	1,104
Unrealized loss on investment	368	322
Deferred revenue	1,486	-
Other accrued liabilities	3,589	2,450
Other	242	2,165
Foreign NOL	3,008	3,105
Federal and state NOLs	34,830	33,185

Total	44,634	44,230

FIN 48 Liability	(1,500)	(1,520)
Valuation allowance	(43,134)	(42,710)

Net deferred tax assets	$-	$-

At December 30, 2011, we have federal net operating loss carry forwards of $98,312,000 available to reduce future taxable income, which will begin to expire in the year 2018.

At December 30, 2011, we have foreign net operating loss carry forwards of $56,834,000 available to reduce future taxable income, which will begin to expire in the year 2012.

The entire balance of the deferred tax assets has been offset by a valuation allowance or uncertain tax provision since realization of any future benefit from deductible temporary differences and utilization of net operating loss carry forwards cannot be sufficiently assured at December 30, 2011.

We do not provide for deferred taxes on certain unremitted foreign earnings as we believe the earnings of these foreign subsidiaries will be indefinitely reinvested in foreign operations and, therefore, the recording of deferred tax liabilities for unremitted foreign earnings was not required.

Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may result in limitation on the amount of net operating loss carry forwards which can be used in future years. We are currently performing an analysis of a potential limitation on the utilization of our carryforward net operating losses and deductions due to a possible ownership change as defined in Section 382 of the Internal Revenue Code of 1986. Until such analysis is completed, we are unable to determine if the utilization of our carryforward net operating losses and deductions are limited under Section 382. Any limitation under Section 382 would not have a material impact on our results of operations or financial position since we have a valuation allowance related to these carryfoward net operating losses and deductions.

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

The Company has analyzed filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax returns in Florida and California as “major” tax jurisdictions. Federal tax returns for the periods 2009 and 2010 were examined by the Internal Revenue Service during the fiscal year 2011. No adjustments were found during the examination. The periods subject to examination for the Company’s Florida and California returns are the 2008 through 2011 tax years.  The Company is not currently under audit by the Internal Revenue Service or the Florida Department of Revenue.   The Company recognized approximately $1,500,000 decrease in assets for unrecognized tax benefits associated with state net operating losses. The application of ASC 740-10 would have resulted in a decrease in retained earnings of approximately $1,500,000, except that the decrease was fully offset by the application of a valuation allowance.

The Company acquired the stock of UPEK, Inc. (“UPEK”) on September 7, 2010, at which time UPEK had an ASC 740-10 liability for unrecognized tax benefits of approximately $4,236,000.  UPEK has identified its federal tax return and its state tax return in California as “major” tax jurisdictions, as defined.  The periods subject to examination for the Company’s federal and California returns are the 2006 through 2010 tax years.  UPEK is not currently under audit by the Internal Revenue Service or California Franchise Tax Board.

As of December 30, 2011, the Company had approximately $1,500,000 of unrecognized tax benefits, a net decrease of approximately $20,000 from $1,520,000 as of December 31, 2010.  This decrease has no impact on the Company’s effective tax rate in 2011 as it will be offset by the release of a valuation allowance of an equal amount.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 2, 2009	1,424
Increase/(decrease) based on tax positions related to the current year	—
Increase/(decrease) for tax positions of prior years	—
Decrease related to settlements	—
Decrease related to the lapse of the statute of limitations	—

Balance at January 1, 2010	$1,424
Increase/(decrease) based on tax positions related to the current year	—
Increase/(decrease) for tax positions of prior years	4,246
Decrease related to settlements	—
Decrease related to the lapse of the statute of limitations	(4,150)

Balance at December 31, 2010	$1,520

Increase/(decrease) based on tax positions related to the current year	—
Increase/(decrease) for tax positions of prior years	—
Decrease related to settlements	—
Decrease related to the lapse of the statute of limitations	(20)
Balance at December 30, 2011	$1,500

We recognize interest and penalties related to uncertain tax positions in income tax expense which were approximately none and $10,000 for the years ended December 30, 2011 and December 31, 2010, respectively.

 8. Warrants

There were no warrants outstanding as of December 30, 2011. During the year ended December 31, 2010, approximately 25,000 warrants to purchase shares of our common stock expired. These warrants were issued on September 25, 2000 and January 5, 2001 with an exercise price of $9.00 and expired on September 25, 2010.

9. Stock Activity and Stock Plans

2011 Shelf Registration Statement

In December 2011, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $100 million of our common and preferred stock, warrants or debt securities. On January 6, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date. Through December 30, 2011, no instruments were issued under this registration statement.

 Equity Incentive Plans

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

In June 2010, our “2010 Stock Incentive Plan” was approved by our Board of Directors and stockholders. This plan allows for the grant of incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights, stock and phantom stock awards, performance awards and other stock-based awards to employees, officers, directors, and other individuals providing bona fide services to us or any of our affiliates. The initial  number of shares authorized under our 2010 Stock Incentive Plan by the Board of Directors was 2,200,000.  During fiscal year 2011, additional 4,500,000 shares were authorized under our 2010 Stock Incentive Plan by the Board. No further awards shall be granted under the Prior Plans and the Prior Plans shall remain in effect only so long as awards granted thereunder shall remain outstanding. The total number of shares available to grant at December 30, 2011 was approximately 4,008,000.

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

Options under the Plans may be granted for periods of up to ten years. Any option granted shall be exercisable at such times and under such conditions as determined by our Board and as permissible under the terms of the Plan. Options generally vest at the rate of 25% on the one year anniversary of the vesting commencement date and quarterly over the remaining three years.

A summary of the stock option activity is presented below:

	Number of
	shares	Weighted average
	(in thousands)	exercise price
Outstanding as of January 1, 2010	4,825	$4.00
Granted	2,184	1.91
Forfeited	(720)	4.13
Exercised	(122)	0.89
Outstanding as of December 31, 2010	6,167	$3.31
Granted	2,147	3.22
Forfeited	(652)	9.00
Exercised	(436)	0.89
Outstanding as of December 30, 2011	7,226	$2.91

The total intrinsic value of options exercised during the years ended December 30, 2011, December 31, 2010 and January 1, 2010 was approximately $932,000, $164,000 and $173,000, respectively.

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

A summary of the restricted stock activity is presented below:

		Weighted
	Number of	average
	shares	grant-date
	(in thousands)	fair value
Outstanding as of January 2, 2009	160	$13.71
Granted	430	1.55
Forfeited	(283)	4.93
Issued	(39)	8.65
Outstanding as of January 1, 2010	268	$4.22
Granted	8	2.45
Forfeited	(126)	2.96
Issued	(19)	12.67
Outstanding as of December 31, 2010	131	$4.09
Granted	6	3.46
Forfeited	(9)	5.36
Issued	(112)	3.10
Outstanding as of December 30, 2011	16	$10.39

The total intrinsic value of restricted stock units vested during the fiscal year ended December 30, 2011, December 31, 2010 and January 1, 2010 was approximately $378,000, $53,000 and $78,000, respectively.

Stock Based Compensation

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

The total unrecognized stock-based compensation for options and restricted stock awards granted accounted for under ASC 718 was approximately $4,800,000 as of December 30, 2011. These options had a remaining weighted-average period over which they are expected to be recognized of 3.0 years as of December 30, 2011.

The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values were based on estimates at the date of grant as follows:

	Fiscal year ended
	December 30, 2011	December 31, 2010	January 1, 2010
Grant date fair value	$1.62	$1.13	$1.02
Expected life (in years)	4.5	4.2	4.3
Risk free rate	1%	1%	2%
Volatility	78%	78%	74%
Dividend yield	0%	0%	0%
Estimated forfeiture rate	10%	14%	12%

The following table contains information about outstanding stock options at December 30, 2011 (in thousands, except years and per share data):

Exercisable Options
Number of options	3,608
Average exercise price	$3.08
Aggregate intrinsic value	$5,045
Weighted average remaining contractual life	5.4
Outstanding Options
Number of options	7,226
Average exercise price	$2.91
Aggregate intrinsic value	$8,036
Weighted average remaining contractual life	7.2

10. Employee Benefit Plans

We maintain a 401(k) plan for our employees. The plan has provisions to allow for company matching. We have chosen not to exercise such provisions. To be eligible to participate, employees must be 21 years of age, and are expected to work a minimum of 1,000 hours during the year.

We have bonus plans, based on revenue and operating income goals, which provide incentive compensation for certain officers and employees. In the year ended December 30, 2011, we recorded approximately $2,148,000 in incentive compensation. There were no amounts charged to expense for such incentive compensation in the fiscal years ended December 31, 2010 and January 1, 2010.

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

·
Smart Sensor Solutions include fingerprint sensors that are used in notebooks, tablet PCs, peripherals, mobile phones, and a wide variety of access control devices. Our sensors offer multi-functionality that includes combinations of convenient security, personalization and touch control. In addition to smart fingerprint sensors, SSS offers our identity management software applications which are designed to make fingerprint-enabled PCs and mobile phones easier to use and more secure, while increasing user convenience and personalization.

·
Embedded Security Solutions include complete, standards-based, server-side digital rights management (“DRM”) software and toolkits for mobile operators, service providers, platform integrators, as well as client-side DRM solutions for device manufacturers and semiconductors, software application and platform vendors. The Embedded Security Solutions portfolio also includes Matrix SSL, QuickSec IP security (IPsec) and MAC security (MACsec) toolkits as well as semiconductor intellectual property (IP) and security processors for mobile and network security. In addition, Embedded Security Solutions grants licenses, which include certain patent rights of our portfolio, and collects license fees and royalties in partial consideration for such licenses.

            We evaluate the performance of our segments based on operating income (loss). Our Chief Executive Officer does not review any information regarding total assets on an operating segment basis. The accounting policies for segment reporting are the same as for AuthenTec as a whole. The table below presents revenues and operating loss for reportable segments:

	Reportable segments
	Smart Sensor Solutions	Embedded Security Solutions	Consolidated
	(In thousands)
Year ended December 30, 2011
Net revenue	$44,529	$25,261	$69,790
Operating income (loss)	(16,388)	6,331	(10,057)

Year ended December 31, 2010
Net revenue	32,161	12,506	44,667
Operating income (loss)	(32,316)	501	(31,815)

Year ended January 1, 2010
Net revenue	34,066	-	34,066
Operating loss	$(17,721)	$-	$(17,721)

The following table is based on the geographic location of OEMs, ODMs and the distributors which purchased our products. For shipments to ODMs, contract manufacturers or distributors, their geographic location may be different from the geographic locations of the ultimate end customers. For the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010, revenue generated from international customers accounted for approximately 70%, 84% and 95% of total revenue, respectively.

The majority of our revenue is denominated in U.S. dollar, however we do generate revenue that is denominated in other currencies, mostly Euro and Japanese Yen.

	Fiscal year ended
	December 30,		December 31,		January 1,
	2011		2010		2010
	Revenue $	% of Total	Revenue $	% of Total	Revenue $	% of Total
	(In thousands)

Asia/Pacific	$27,784	40%	$18,467	41%	$23,832	70%
Japan	14,114	20%	15,124	34%	7,562	22%
United States	20,954	30%	7,040	16%	1,799	5%
Canada	1,468	2%	1,057	2%	830	3%
Europe	5,470	8%	2,979	7%	43	0%
	$69,790	100%	$44,667	100%	$34,066	100%

% Int'l	70%		84%		95%

The following table outlines the geographic location of our net long-lived assets:

	As of
	December 30, 2011	December 31, 2010
	(In thousands)

Asia Pacific	$1,713	$2,118
Japan	130	4
United States	1,246	1,418
Europe	551	890
Total	$3,640	$4,430

12. Business Acquisitions

Proxure, Inc.

On December 20, 2011, we entered into an Asset Purchase Agreement pursuant to which we acquired substantially all of the assets and certain liabilities of Proxure, Inc. ("Proxure") in exchange for $0.2 million in cash and 70,975 shares of our common stock (valued at $0.2 million on December 20, 2011). The sellers, which were retained as employees after the acquisition, may earn additional payments of up to $0.5 million in cash based on levels of revenues attributable to the Proxure business between December 31, 2011 and January 3, 2014 ("the earn out period"). The annual earn-out payments, if any, will be estimated on a quarterly basis and paid subsequent to year end. We will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. Due to the forfeiture of payments in the case of selling shareholders employment termination, the earn-out payments are not accounted for as additional contingent consideration but rather as compensation for post acquisition services.

Our primary reason for the Proxure acquisition was to expand our product portfolio, enhance our customer offerings and growth prospects, and improve our strategic platform for the future.

The acquisition was accounted for under the acquisition method, in accordance with ASC 805, Business Combinations, with the assets and liabilities acquired recorded at their fair value at the date of acquisition. Identified intangible assets, goodwill and deferred revenue are recorded at their estimated fair values as per the valuation which has been finalized. The results of operations of the acquired business have been included in our operating results beginning as of the effective date of the acquisition. The allocation of the $0.4 million purchase price to the fair value of the assets acquired and liabilities assumed was as follows:

(In thousands)
Cash	$200
Common Stock (1)	207
Total Consideration	$407

(1)   Represents 70,975 shares issued at $2.91 price per share

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the Proxure acquisition:

(In thousands)
Assets
Goodwill	265
Purchased intangible assets	235
Total assets acquired	500
Liabilities
Deferred revenue	(93)
Total liabilities assumed	(93)
Purchase price	$407

The goodwill created as part of this transaction is tax deductible.

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

Pro forma financial information is not presented as the operating results of the acquired business are not material to the consolidated financial statements for the periods presented.

PeerSec Networks, Inc.

On November 30, 2011, we entered into an Asset Purchase Agreement pursuant to which we acquired substantially all of the assets and certain liabilities of PeerSec Networks ("PeerSec") in exchange for $0.9 million in cash and 161,583 shares of our common stock ( valued at $0.5 million on November 30, 2011). The sellers, which were retained as employees after the acquisition, were paid an additional $0.6 million in cash at closing which can be required to be repaid to us in the event that the employment of the sellers is terminated, under certain conditions, before June 30, 2012. This $0.6 million has been recorded as a prepaid asset and is being recognized as compensation expense on a pro rata basis over the 7 month period through June 30, 2012. The sellers may earn additional payments of up to $1.0 million in cash based on levels of revenues attributable to the PeerSec business during fiscal years 2012 and 2013 ("the earn out period"). The annual earn-out payments, if any, are determined based on a percentage of revenues attributable to PeerSec in excess of $0.6 million for 2012 and $0.9 million for 2013. We estimated the fair value of the contingent payment based on financial projections of the acquired business and estimated probabilities of achievement. We believe that our assumptions are reasonable, but there is significant judgment involved. Changes in the fair value of contingent consideration liabilities subsequent to the acquisition date will be recorded in the General and Administrative expense caption of our Consolidated Statement of Operations. The fair value of the contingent consideration at the time of the acquisition of $0.8 million was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include discount rates consistent with the level of risk of achievement and probability-adjusted revenue amounts.

Our primary reason for the PeerSec acquisition was to expand our product portfolio, enhance our customer offerings and growth prospects and improve our strategic platform for the future.

The acquisition was accounted for under the acquisition method, in accordance with ASC 805, Business Combinations, with the assets and liabilities acquired recorded at their fair value at the date of acquisition. Identified intangible assets, goodwill and deferred revenue are recorded at their estimated fair values as per the valuation which has been finalized. The results of operations of the acquired business have been included in our operating results beginning as of the effective date of the acquisition.

The following table summarizes the allocation of the $2.8 million purchase price to the fair value of the assets acquired and liabilities assumed in connection with the PeerSec acquisition:

(In thousands)
Cash	$1,500
Common Stock (1)	491
Earn Out (2)	768
Total Consideration	$2,759

(1)	Represents 161,583 shares issued at $3.04 price per share
(2)	Represents estimated earn out amount based on probability, at the time of acquisition

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the PeerSec Networks acquisition:

Allocation
(In thousands)
Assets
Deferred compensation	$600
Goodwill	507
Purchased intangible assets	1,728
Total assets acquired	2,835
Liabilities
Deferred revenue	(76)
Total liabilities assumed	(76)
Purchase price	$2,759

The goodwill created as part of this transaction is tax deductible.

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

Pro forma financial information is not presented as the operating results of the acquired business are not material to the consolidated financial statements for the periods presented.

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

The following table summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the UPEK:

Final Allocation

Assets acquired
Cash	$881
Accounts receivable, net	3,566
Inventory, net	2,391
Prepaid and other current assets	429
Property and equipment, net	1,597
Other assets	140
Deferred tax asset	3,872
Goodwill	-
Purchased intangible assets	18,111
Total assets acquired	30,987
Liabilities assumed
Accounts payable	(4,871)
Accrued liabilities	(1,784)
Deferred tax liability	(4,324)
Total liabilities assumed	(10,979)

Total consideration	$20,008

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

The following table sets forth the components of fair value of identified intangible assets associated with the UPEK acquisition and their estimated weighted average useful lives:

	Weighted Average Useful Life	Final allocation

Developed technology	7.3 years	$5,017
Customer relationships	8.3 years	12,265
Backlog	0.8 years	829
Total		$18,111

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

The total consideration paid by us for the Business is summarized below:

(In thousands)
Cash	$8,500
Common Stock (1)	2,799
Earn Out (2)	729
Working capital receivable (3)	(908)
Total Consideration	$11,120

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

The following table summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in connection with the SafeNet’s Embedded Security Solutions division acquisition:

Final allocation

Assets
Accounts receivable, net	$1,915
Prepaid and other current assets	340
Property and equipment, net	931
Goodwill	2,729
Purchased intangible assets	7,538
Total assets acquired	13,453
Liabilities
Accounts payable	(271)
Accrued liabilities	(977)
Other liabilities	(80)
Deferred revenue	(1,005)
Total liabilities assumed	(2,333)
Purchase price	$11,120

The goodwill created as part of this transaction is tax deductible.

Intangible Assets

In our determination of the fair value of the intangible assets we considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of the products acquired with SafeNet’s Embedded Security Solutions Division and UPEK. The fair values of identified intangible assets were calculated considering market participant assumptions and using an income approach and estimates and assumptions provided by SafeNet’s and our management. The following table sets forth the components of finalized fair value of identified intangible assets and their estimated weighted average useful lives associated with the SafeNet’s Embedded Security Solutions division acquisition:

(In thousands)	Weighted average useful life	Final fair value
Developed technology	5 years	$3,675
Customer relationships	7.1 years	1,310
Integrated circuit distribution agreement	5 years	2,020
Non-compete agreement	5 years	533
Total		$7,538

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

13. Restructuring and Impairment Related Charges

On November 9, 2010, we announced a global restructuring plan related to our acquisition of UPEK, following an assessment of the combined organization’s operations, global functions, and human resources in view of the Company’s global strategy and cost reduction initiatives. The restructuring plan, which was fully completed during the year 2011, is intended to integrate and streamline operations across the integrated organization.

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

Below is a listing of the components of the restructuring and impairment related charges for the years ended December 30, 2011 and December 31, 2010:

	Year ended
	December 30,	December 31,
	2011	2010
	(In thousands)
Severance	$-	$1,394
Legal fees	279	259
Asset impairments	-	218
Other	-	112
	$279	$1,983

All of the restructuring charges were attributable to the Smart Sensor Solutions segment. The table below reflects the changes in accrued restructuring balances associated with these actions:

	Severance and Benefits	Legal and Other
	(In thousands)
Accrual at January 1, 2010	$-	$-
Restructuring expense	1,394	372
Payments	(677)	(113)
Accrual at December 31, 2010	$717	$259
Restructuring expense	-	279
Payments	(717)	(538)
Accrual at December 30, 2011	$-	$-

The accrual balances above are components of Accrued compensation and benefits and Other accrued liabilities on our Consolidated Balance Sheets, depending on the expected timing of payment.

14. Unaudited Quarterly Financial Data

Selected unaudited, quarterly financial data for the years ended December 30, 2011 and December 31, 2010 are presented below:

	For the three months ended
	December 30,	September 30,	July 1,	April 1,	December 31,	October 1,	July 2,	April 2,
	2011	2011	2011	2011	2010	2010	2010	2010

Revenue	$18,787	$19,316	$16,211	$15,476	$14,538	$10,232	$10,721	$9,176
Cost of revenue (1)	7,439	8,789	8,464	8,051	7,679	5,068	5,210	4,726
Gross profit	11,348	10,527	7,747	7,425	6,859	5,164	5,511	4,450
Expenses
Research and development (1)	6,062	5,136	6,477	5,887	6,661	5,314	4,742	3,986
Selling and marketing (1)	3,547	3,876	4,077	3,990	4,887	3,324	3,306	2,266
General and administrative (1)	2,153	1,423	1,740	2,457	4,124	4,039	2,073	2,953
Litigation dismissal	-	-	-	-	-	4,141	-	-
Restructuring charges	3	(46)	39	283	1,983	-	-	-
Total expenses	11,765	10,389	12,333	12,617	17,655	16,818	10,121	9,205
Income (loss) from operations	(417)	138	(4,586)	(5,192)	(10,796)	(11,654)	(4,610)	(4,755)
Other income (expense)
Note settlement charge	-	-	-	-	(7,073)	-	-	-
Earnout adjustment	-	-	-	-	-	-	729	-
Other income (expenses)	94	170	(146)	(303)	110	(190)	-	-
Interest income	6	19	29	29	28	40	44	40
Total other income (expense), net	100	189	(117)	(274)	(6,935)	(150)	773	40

Income (loss) before income tax expense (benefit)	(317)	327	(4,703)	(5,466)	(17,731)	(11,804)	(3,837)	(4,715)
Income tax expense (benefit)	306	126	141	136	(24)	(286)	63	-
Net income (loss)	$(623)	$201	$(4,844)	$(5,602)	$(17,707)	$(11,518)	$(3,900)	$(4,715)

Net income (loss) per common share, basic	$(.01)	$.00	$(.11)	$(.13)	$(.48)	$(.37)	$(.13)	$(.16)
Net income (loss) per common share, diluted	$(.01)	$.00	$(.11)	$(.13)	$(.48)	$(.37)	$(.13)	$(.16)

Shares used in computing basic net income (loss) per common share	43,974	43,816	43,753	43,600	36,683	31,503	29,912	29,196
Shares used in computing diluted net income (loss) per common share	43,974	45,406	43,753	43,600	36,683	31,503	29,912	29,196

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a and15d-15e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2011 to provide reasonable assurance of the achievement of these objectives.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 30, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2011 has been audited by PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears under Item 8.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended December 30, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the sections entitled “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Code of Business Conduct and Ethics,” “Corporate Governance—Committees and Meeting Attendance” and “Corporate Governance—Audit Committee”  to our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 30, 2011.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 30, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference reference to the sections entitled “Principal Stockholders and Stock Ownership by Management” and “Equity Compensation Plan Information” in our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 30, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections entitled “Related Person Transactions”  and “Corporate Governance—Director Independence” in our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 30, 2011.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Ratification of Appointment of Registered Independent Certified Public Accounting Firm” in our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 30, 2011.

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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charges to		Balance at
	beginning	cost and		end of
	of period	expenses	Deductions	period
	(in thousands)
Year ended December 30, 2011
Bad debt allowance	$150	$(26)	$(57)	$67
Income tax valuation allowance	42,710	424	-	43,134
Inventory valuation allowance	1,736	984	(639)	2,081
Year ended December 31, 2010
Bad debt allowance	5	149	(4)	150
Income tax valuation allowance	25,243	17,467	-	42,710
Inventory valuation allowance	1,536	200	-	1,736
Year ended January 1, 2010
Bad debt allowance	41	(8)	(28)	5
Income tax valuation allowance	19,726	5,517	-	25,243
Inventory valuation allowance	1,507	29	-	1,536

(a)(3) Exhibits

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

Exhibit Number	Description of Document

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

*10.9	Form of Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.28 of AuthenTec’s Quarterly Report on Form 10-Q filed August 8, 2009)

*10.10	AuthenTec, Inc. 2010 Stock Incentive Plan (Incorporated herein by reference to Appendix B to AuthenTec’s Definitive Proxy Statement on Schedule 14A filed June 28, 2010)

*10.11	First Amendment to the AuthenTec, Inc. 2010 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.1 of AuthenTec’s Quarterly Report on Form 10-Q filed August 9, 2011)

*10.12	Form of Stock Option Award (Incorporated herein by reference to Exhibit 10.11 of AuthenTec’s Annual Report on Form 10-K filed March 17, 2011)

Exhibit Number	Description of Document

*10.13	First Amendment to Director Option Agreement (Incorporated herein by reference to Exhibit 10.27 of AuthenTec’s Quarterly Report on Form 10-Q filed August 8, 2009)

*10.14	Form of directors’ and officers’ Indemnity Agreement (Incorporated herein by reference to Exhibit 10.4 of AuthenTec’s Amendment No. 3 to Form S-1 filed June 7, 2007)

*10.15	Form of Change of Control Agreement (Incorporated herein by reference to Exhibit 10.11 of AuthenTec’s Amendment No. 3 to Form S-1 filed June 7, 2007)

*10.16	Amendment to Form of Change of Control Agreement (Exec) (Incorporated herein by reference to Exhibit 10.21 of AuthenTec’s Annual Report on Form 10-K filed March 18, 2009)

*10.17	Second Amendment to Form of Change of Control Agreement (Exec) (Incorporated herein by reference to Exhibit 10.26 of AuthenTec’s Quarterly Report on Form 10-Q filed August 8, 2009)

*10.18
Executive Employment Agreement dated October 18, 2010 between AuthenTec, Inc. and Larry Ciaccia (Incorporated herein by reference to Exhibit 3.1 of AuthenTec’s Quarterly Report on Form 10-Q filed November 15, 2010)

*10.19	Employment Agreement dated November 13, 2006 between AuthenTec, Inc. and Frederick R. Jorgenson. (Incorporated herein by reference to Exhibit 10.9 of AuthenTec’s Form S-1 filed March 16, 2007)

*10.20
Third Amendment to Employment Agreement dated December 19, 2008 between AuthenTec, Inc. and Frederick R. Jorgenson (Incorporated herein by reference to Exhibit 10.19 of AuthenTec’s Annual Report on Form 10-K filed March 18, 2009)

*10.21
Fourth Amendment to Employment Agreement dated April 6, 2009 between AuthenTec, Inc. and Frederick R. Jorgenson (Incorporated herein by reference to Exhibit 10.24 of AuthenTec’s Quarterly Report on Form 10-Q filed August 8, 2009)

*10.22	Employment Agreement dated December 12, 2006 between AuthenTec, Inc. and Gary R. Larsen (Incorporated herein by reference to Exhibit 10.10 of AuthenTec’s Form S-1 filed March 16, 2007)

*10.23
First Amendment to Employment Agreement dated June 7, 2007 between AuthenTec, Inc. and Gary R. Larsen (Incorporated herein by reference to Exhibit 10.10.1 of AuthenTec’s Amendment No. 4 to Form S-1 filed June 20, 2007)

*10.24
Second Amendment to Employment Agreement dated December 19, 2008 between AuthenTec, Inc. and Gary R. Larsen (Incorporated herein by reference to Exhibit 10.20 of AuthenTec’s Annual Report on Form 10-K filed March 18, 2009)

*10.25
Third Amendment to Employment Agreement dated April 6, 2009 between AuthenTec, Inc. and Gary R. Larsen (Incorporated herein by reference to Exhibit 10.25 of AuthenTec’s Quarterly Report on Form 10-Q filed August 8, 2009)

*10.26
Executive Employment Agreement, dated June 7, 2007 between AuthenTec, Inc. and F. Scott Moody (Incorporated herein by reference to Exhibit 10.15 of AuthenTec’s Amendment No. 4 to Form S-1 filed June 20, 2007)

*10.27
First Amendment to Employment Agreement dated December 22, 2008 between AuthenTec, Inc. and F. Scott Moody (Incorporated herein by reference to Exhibit 10.17 of AuthenTec’s Annual Report on Form 10-K filed March 18, 2009)

*10.28
Separation and Transition Services Agreement dated September 10, 2010 by and between AuthenTec, Inc. and F. Scott Moody (Incorporated herein by reference to Exhibit 10.1 of AuthenTec’s Current Report on Form 8-K filed September 7, 2010)

*10.30	Employment Agreement dated May 4, 2011 between AuthenTec, Inc. and Philip L. Calamia (Incorporated herein by reference to Exhibit 10.1 of AuthenTec’s Quarterly Report on Form 10-Q filed May 11, 2011)

21.1	Subsidiaries of AuthenTec, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

Exhibit Number	Description of Document

24.1	Power of Attorney (included in signature pages)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Indicates exhibit incorporated by reference.

**
Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTEC, INC.

Date: March 9, 2012	By:	/s/ Lawrence Ciaccia
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lawrence Ciaccia	Chief Executive Officer
Lawrence Ciaccia	(Principal Executive Officer)	March 9, 2012

/s/ Philip Calamia	Chief Financial Officer
Philip Calamia	(Principal Accounting and Financial Officer)	March 9, 2012

/s/ Chris Fedde	Director
Chris Fedde		March 9, 2012

/s/ F. Scott Moody	Director
F. Scott Moody		March 9, 2012

/s/ Ronald Black	Director
Ronald Black		March 9, 2012

/s/ Jean Schmitt	Director
Jean Schmitt		March 9, 2012

/s/ Gustav H. Koven III	Director
Gustav H. Koven		March 9, 2012

/s/ William Washecka	Chairman of the Board
William Washecka		March 9, 2012