Form 10-K/A
period 2011-12-30
AUTHENTEC INC
filed 2012-04-25
CIK 1138830

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the NASDAQ Global Market closing price on July 1, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $120,400,833. The number of shares of the registrant’s common stock outstanding as of March 8, 2012 was 44,468,897.

EXPLANATORY NOTE – AMENDMENT NO. 1

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of AuthenTec, Inc. for the year ended December 30, 2011, filed with the Securities and Exchange Commission on March 9, 2012 (the “Original 10-K”), is being filed solely for the purpose of including the information required by Part III of Form 10-K.  Such information was previously expected to be incorporated by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders. As we will not file our definitive proxy statement within 120 days of our fiscal year ended December 30, 2011, Part III, Items 10-14, of the Original 10-K are hereby amended and restated in their entirety.  In addition, Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer and amendments to the employment agreements with certain of our executive officers.

Except as described above, this Amendment No. 1 on Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Amendment No. 1 on Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Amendment No. 1 on Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Amendment No. 1 on Form 10-K/A contains statements relating to expected future results and business trends that are based upon our current estimate, expectations, and projections about the industry, and upon our beliefs, and certain assumptions we have made that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “guidance,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “prospects,” “outlook,” “forecast,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, among others, those discussed under “Risk Factors” in Part I, Item 1A of  the Original 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Original 10-K, and each of the following factors: the timely introduction of new products, demand for, and market acceptance of those products in our target markets, our ability to secure design-wins and these design-wins leading to future production, the adoption of our products in new applications, the rate at which we increase our activity and opportunities in the mobile market, the introduction of new software products and the ability to generate any revenues based on those new products, changes in product mix, the actions of existing or future competitors, our ability to successfully complete and integrate strategic acquisitions, the impact of litigation and the impact of the macroeconomic trends on our served markets as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

PART III

Unless the context suggests otherwise, references herein to “AuthenTec,” the “Company,” “we,” “us” and “our” mean AuthenTec, Inc. and its subsidiaries.

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth the names, ages, principal occupation and tenure of each of our directors.
Name	Principal Occupation	Age	Director Since
Lawrence J. Ciaccia	Chief Executive Officer	53	2010
F. Scott Moody	Former Chief Executive Officer	55	1999
Chris Fedde	President and Chief Executive Officer of SafeNet, Inc	61	2008
Gustav H. Koven III	Founding Partner/Managing Director of BrownSavano Direct Capital Partners	69	1999
William Washecka	Retired Partner of Ernst & Young, LLP; Consultant	64	2008
Ronald Black	Managing Director at R.D. Black & Company	48	2010
Jean Schmitt	Managing Partner at JoltTech Capital SAS	46	2010

The business experience and other specific skills, attributes and qualifications of each of our directors are as follows:

Lawrence J. Ciaccia joined our Board of Directors in September 2010. Mr. Ciaccia is our Chief Executive Officer and as our Chief Executive Officer oversees our day-to-day operations. He joined AuthenTec in 2005 and was previously AuthenTec's President and Chief Operating Officer. Prior to joining AuthenTec, he was Vice President General Manager of the Wireless Data and Networking Component Products unit at Conexant, the former PRISM WLAN business unit of Intersil, a global leader in the design and manufacture of analog semiconductors. While at Intersil, he spearheaded the development and ramp up of the company’s PRISM 802.11 Wi-Fi initiative and also was instrumental in Intersil’s highly successful initial public offering and sale of the wireless business to GlobespanVirata, which subsequently merged with Conexant. Mr. Ciaccia began his career in 1980 with the Semiconductor Sector of Harris Corporation, or Harris, which later became Intersil, and held numerous technical and management positions of increasing responsibility with Harris. Mr. Ciaccia earned a BSEE degree from Clarkson University in New York and an MBA from the Florida Institute of Technology in Melbourne, Florida. Mr. Ciaccia has over 30 years of operating experience within the semiconductor and wireless industry. Mr. Ciaccia’s leadership as our Chief Executive Officer, together with the skills and knowledge of our industry, are critical to our strategic growth and development as a provider of complete solutions focused on a wide array of security and identity management solutions.

F. Scott Moody is our co-founder and has served as a member of our Board of Directors since our inception. He was elected as Chairman of our Board of Directors in October 2006, and served in that capacity until January 2010. From our inception to September 2010, he served as Chief Executive officer of AuthenTec, and until July 2006, he also served as our President. Prior to founding the Company in 1998, Mr. Moody was the Vice President of the Core Products Division of the Semiconductor Sector of Harris, now Intersil Corporation. Mr. Moody began his career at Harris in 1980, during which time he held positions in engineering, program management, operations, and marketing and general management in Harris’s Semiconductor and Electronic Systems Sectors. Mr. Moody received a BS degree in Industrial Engineering from North Carolina State University and an Executive MBA from the University of Florida.     Mr. Moody’s leadership, together with the skills and knowledge of our industry and the Company, has been instrumental in establishing us as a leader in the markets in which we operate and our transformation from a mixed-signal semiconductor component supplier into a security, identity management and solutions provider.

Chris Fedde has served as a member of our Board of Directors since February 2008. Mr. Fedde has been the President and Chief Executive Officer of SafeNet, Inc., a global leader in information security, since May 2010 and served as its President and Chief Operating Officer from October 2006 to May 2010. From February 2001 through October 2006, Mr. Fedde served as Director of Corporate Business Development and as a General Manager at SafeNet, Inc. Mr. Fedde is also on the Board of Directors of SafeNet. Prior to joining SafeNet, Mr. Fedde was the Director of Secure Products at Harris, a position he held after leading several radio business units at Harris. Prior to this, Mr. Fedde directed R&D departments at Motorola, Inc. While at Motorola and Harris, he was awarded several patents in the wireless field. Mr. Fedde earned a BSEE degree from the University of Iowa.  Mr. Fedde’s experience at SafeNet, Harris and Motorola provide the board with an extensive knowledge of the technology and security industries and insight into industry wide trends which affect our business.

Gustav H. Koven III has served as a member of our Board of Directors since 1999. Mr. Koven is currently a Founding Partner and Managing Director of BrownSavano Direct Capital Partners and was a Founding Partner of SmithDefieux Capital Partners, both of which are investment firms. He was a manager of certain aspects of Knickerbocker 1999 Direct Investments LLC from 1999 to 2008, and was a manager of certain aspects of HT 1999 Direct Investments LLC from 2004 to 2008. Mr. Koven has been the Managing Member of Wildfields Venture Advisors LLC since 2003. From 1990 to 2010, Mr. Koven has been a partner in a number of Edison Venture Fund partnerships. Prior to joining Edison, he was the President of Chase Manhattan Capital Corporation and Chase Manhattan Investment Holdings, and managed Chase Manhattan’s venture capital business. Mr. Koven earned a Bachelor of Engineering degree from Stevens Institute of Technology and a MBA from Columbia University Graduate School of Business. He has served on the boards of multiple technology companies and has extensive knowledge with strategic investments and acquisitions in the technology industries and brings this experience to bear as the Chairman of our M&A Committee and Nominating & Governance Committee.

William Washecka has served as a member of our Board of Directors since June 2008 and has served as Chairman of our Board since June 28, 2010. Mr. Washecka also serves as a director on the board of Online Resources, a public company providing services to banks, credit card companies and other financial institutions, and in the past served as a director on the board of Avalon Pharmaceuticals, Inc.  Mr. Washecka served as Chief Financial Officer of Prestwick Pharmaceuticals, which specializes in therapies for central nervous system disorders from 2004 to his retirement in 2006. From 2001 to 2002, Mr. Washecka served as Chief Financial Officer for USI Internetworking, Inc., an enterprise and e-commerce software service provider. Previously, Mr. Washecka was a senior audit partner with Ernst & Young LLP, which he joined in 1972 and was responsible for the High Technology and emerging business practice in the Mid Atlantic area. He has a BS in accounting from Bernard Baruch College of New York and completed the Kellogg Executive Management Program.  Mr. Washecka’s extensive financial and accounting experience gained as a CFO of multiple companies and as a partner at Ernst & Young is a great asset to our board and our Audit Committee in particular.

Dr. Ronald Black joined our Board of Directors following the AuthenTec-UPEK merger in September 2010.  Dr. Black is currently the Managing Director of R.D. Black & Company, a consulting firm. From September 2010 to August 2011, Dr. Black was the Chief Executive Officer of MobiWire, formerly Sagem Wireless, a privately-held mobile handset company headquartered near Paris, France that offers products and services to original equipment manufacturers and mobile network operators in the mobile phone marketplace. From June 2009 to October 2010, Dr. Black served as Chairman and CEO of UPEK.  Dr. Black currently serves as a board member for Inside Contactless, a France-based company engaged in the semiconductors and information technology industry, and EnOcean, a German-based company that manufactures and markets energy harvesting technology, sensors, and radio frequency communication.  From September 2004 to June 2009,  he was chief executive officer of Wavecom S.A., a publicly traded French wireless solutions company.  Dr. Black holds a Bachelor of Science, a Masters of Science, and a Ph.D. in materials science and engineering from Cornell University in Ithaca, N.Y.  Dr. Black’s previous experience as a director and executive officer of numerous international technology companies provides our Board with valuable insight into global trends and contacts throughout the global marketplace.

Jean Schmitt joined our Board of Directors following the AuthenTec-UPEK merger in September 2010. He served on UPEK's board of directors from March 2004 up until the merger. In June 2011 he co-founded JoltTech Capital, a lower mid-market private equity firm focusing its investments on European technology companies. Prior to the formation of JoltTech, Jean spent 10 years at Sofinnova Partners, a venture capital firm, in Paris, as Partner and then Managing Partner, where he managed a 400M€ practice focused  on telecommunications, semiconductor and consumer electronics investments. Prior to joining Sofinnova Partners SA, Mr. Schmitt was the CEO and founder of SLP InfoWare, a world leader in predictive customer relationship management software for the telecommunications industry, which he sold to Gemplus International S.A. in 2000. After the acquisition, Mr. Schmitt was the Chairman and CEO of SLP InfoWare and Vice President of the Telecommunication Solutions and Applications group at Gemplus until November 2001. He is a guest lecturer at Telecom Paristech and INSEAD MBA and serves as a Director of Inside Contactless, and Celsius X VI II and as Chairman of Hattemer School. Mr. Schmitt graduated with honors from the Telecom Paristech in Paris, France, where he earned also a post-graduate degree in artificial intelligence. Mr. Schmitt’s extensive experience in the telecommunications and consumer electronics industry as well as his experience with European markets provides our Board with knowledge into our European and other international operations and will be valuable as we continue expand our products into the wireless industry.

Executive Officers

The following table sets forth certain information about our current executive officers:

Name	Position	Age
Lawrence J. Ciaccia, Jr.	Director and Chief Executive Officer	53

Philip L. Calamia	Chief Financial Officer	49

Anthony Iantosca	Sr. Vice President—Worldwide Operations	47

Frederick R. Jorgenson	Vice President—General Counsel	47

The business experience and other specific skills of each of our executive officers (other than Lawrence J. Ciaccia discussed above) are as follows:

Philip L. Calamia has served as Chief Financial Officer of the Company since August 2010. Mr. Calamia has been a principal in the consultancy firm CFO Navigator since December 2009. From September 2005 until December 2009, Mr. Calamia was a partner of the consultancy firm Candor Partners (formerly known as PVG Corporation).  Prior to joining Candor, from May 2003 to September 2005, Mr. Calamia served as Chief Financial Officer of Management Recruiters, International, Inc., a global leader in the staffing solutions business, and a subsidiary of CDI Corp., a NYSE company.  From September 2002 to May 2003, Mr. Calamia was the Chief Financial Officer for Maxwell Systems, a leading provider in back office software for the construction and trade industry. Previously, Mr. Calamia also served in a number of financial management roles for US Interactive, a publicly traded professional services firm specializing in software and Internet based solutions. Mr. Calamia holds a Bachelor of Arts in Economics from East Stroudsburg University and is a Certified Public Accountant licensed in Pennsylvania (inactive status).

Anthony (Tony) Iantosca has been our Sr. Vice President of Worldwide Operations since August 2008. From 2003 to 2008, Mr. Iantosca served as our Vice President of Operations. He joined us as Director of Manufacturing Operations in August 2000. Prior to joining us, Mr. Iantosca was a director with Signetics Corporation from 1999 to August 2000. Prior to that, he was the Director of Operations for Catalyst Semiconductor Inc. from 1995 to 1999. Prior to joining Catalyst, Mr. Iantosca served as Director of Offshore Operations for Cypress Semiconductor Corporation. Mr. Iantosca received an MBA from the Kellogg School of Management at Northwestern University, an International MBA from the Hong Kong University of Science and Technology, and an Electronic Engineering diploma from the GTE Sylvania Technical School.

Frederick (Fred) R. Jorgenson has been our Vice President and General Counsel since November 2006. Prior to joining us, Mr. Jorgenson was Senior Counsel for intellectual property and licensing at Raytheon Company from October 2005 to November 2006. From April 2005 to October 2006, Mr. Jorgenson served as a consultant, after having served as the Chief Executive Officer of RJ Mears, LLC from January 2003 to April 2005. From October 2000 through January 2003, Mr. Jorgenson served as an Assistant General Counsel of Fujitsu Network Communications, Inc. Prior to October 2000, Mr. Jorgenson served as intellectual property and licensing counsel with Harris. Mr. Jorgenson received a BS degree in Electrical Engineering from Florida International University and a JD degree from Florida State University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with, except that each of the Company’s non-employee directors filed a late Form 4 on July 19, 2011, to report a grant of stock options.  In addition, Ronald Black filed another late Form 4 on April 29, 2011.  Sofinnova Capital IV FCPR filed a Form 3 late on August 30, 2011, and filed a late Form 4 on each of August 30, 2011, and November 2, 2011.

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

Audit Committee

Our Board of Directors has an Audit Committee that oversees our corporate accounting and financial reporting process among other matters. The current members of our Audit Committee are William Washecka, Gustav H. Koven III, and Ronald Black. Mr. Washecka is the Chairman of the Audit Committee and our audit committee financial expert as currently defined under applicable SEC rules. We believe all members of our Audit Committee meet the criteria for independence under, and that the functioning of our Audit Committee complies with, the applicable requirements of the Nasdaq Stock Market and the SEC rules and regulations.

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

To achieve these goals, we compensate our executive officers with a mix of salary, variable incentive compensation and equity awards.  We intend to implement and maintain compensation plans that tie a substantial portion of our executives’ overall compensation to achievement of corporate goals and value-creating milestones, such as the development of our products, the establishment and maintenance of key strategic relationships, reaching sales and marketing targets and the growth of our customer base, as well as our financial and operational performance, as measured by metrics such as revenue and profitability.

Our Compensation Committee assists our Board of Directors in discharging its responsibilities relating to compensation of our executive officers.  The Compensation Committee reviews and approves on an annual basis all compensation that is payable to our executive officers, including base salaries, cash bonuses and equity grants.  Each of the members of our Compensation Committee is independent as that term is defined under the listing standards of the Nasdaq Exchange and the director independence standards adopted by our Board.  We believe that their independence from management allows the Compensation Committee members to provide objective consideration of various elements that could be included in an executive compensation program and apply independent judgment about which elements and designs best achieve our compensation objectives.

In the past, we have utilized the services of a compensation consultant to review our policies and procedures with respect to executive compensation, and to provide market data regarding competitive pay practices. In 2010, we engaged Radford, an independent compensation consultant to review our compensation program, to conduct market comparisons, and to make recommendations regarding suggested changes to our executive compensation program.  We did not use an independent compensation consultant in 2011. The Compensation Committee continued to use the information and recommendations from the previous year in determining base salary adjustments and long-term incentive award levels for our named executive officers in 2011.

Our Compensation Committee intends to employ the services of third-party executive compensation specialists from time to time, as it sees fit, in connection with the establishment of cash and equity compensation and related policies.

Elements of Compensation

The compensation received by our executive officers consists of the following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within the semiconductor industry. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual experience, responsibilities and overall performance. Salaries for executive officers are set annually by the Compensation Committee, after considering the recommendations of the Chief Executive Officer (except that the Chief Executive Officer does not make recommendations with respect to his own salary). The criteria for determining base salary are subjective rather than objective, and in the past have included how the executive has contributed to our company’s revenue and operating net income, and how the executive has carried out the responsibilities of his position.

In April 2011, our Board of Directors, upon the recommendation of the Compensation Committee, approved merit increases for Mr. Iantosca and Mr. Jorgenson.  Mr. Iantosca received a 7 percent increase, bringing his annual salary to $224,700 and Mr. Jorgenson received an 8 percent increase bringing his annual salary to $221,400. Mr. Ciaccia did not receive a salary increase since his appointment as a Chief Executive Officer in September 2010. Mr. Calamia also did not receive a salary increase since his appointment as a Chief Financial Officer in February 2011.

Annual Incentive Bonus. In addition to base salaries, our executive officers have the opportunity to earn annual incentive bonuses based on our achievement of pre-established performance goals. For 2011, we adopted the 2011 Incentive Bonus Plan, pursuant to which each executive officer was eligible to earn a target bonus equal to a specified percentage of such executive officer’s salary. The target percentages were set at levels that, upon achievement of the targets, were likely to result in bonus payments that our Compensation Committee believed to be at or near the median for target bonus amounts for comparable companies in our industry.  For 2011, the actual payouts as a percentage of each named executive officer’s base salary were as follows:  Mr. Ciaccia, 97%; Mr. Calamia, 54%; Mr. Iantosca, 39%; and Mr. Jorgenson, 39%.

	At Threshold		At Target		At Maximum
	Performance Goal	Payout (1)	Performance Goal	Payout (1)	Performance Goal	Payout (1)
Annual Revenue	$71.4M	34%	$84.0M	40%	$168.0M	80%

Non GAAP Operating Income Q3 and Q4(2) (3)	$0	0%	$3.4M	60%	$6.9M	120%

(1)	As a percentage of the participants’ target award. Straight-line interpolation is used to determine payouts between date points.
(2)
No incentive bonuses could be earned under the plan with respect to either performance metric unless the Company achieved a threshold operating income goal of positive net income in both the 3rd and 4th quarters of 2011.

(3)
Non-GAAP operating income is derived from GAAP operating income adjusted for stock-based compensation expense, amortization of purchased intangible assets and certain legal and acquisition- related expenses.

The Company’s Annual Revenue for 2011 was $69.8 million, resulting in a payout of 34% each participant’s target award, and the Company’s Operating Income for the second half of 2011 was $3.5 million, resulting in a payout of 63% each participant’s target award, for a combined payout of 97% of each participant’s target award.  The following table sets for the target award percentage and target award amount, as well as the actual payout to each of the named executive officers under the 2011 Incentive Bonus Plan.

Executive Officer	Target Opportunity (1)	Annual Target Award ($)	Actual Payout ($)
Lawrence J. Ciaccia, Jr.	100%	306,570	297,373
Philip L. Calamia	45%	105,750	102,578
Anthony Iantosca	40%	88,071	85,429
Frederick Jorgenson	40%	86,542	83,945
-----------------
(1) As a percentage of participant’s base salary.

In addition to the Annual Incentive Bonus Plan, the Integration Incentive Plan was approved by the Compensation Committee to recognize the efforts of the team of individuals who were tasked with the UPEK integration and ensuring that the integration resulted in the company achieving its synergy cost-saving goals, while having minimal impact to the day-to-day business operations. The plan was based on achieving the synergy goal of $13.2 million, which was established by the management team during the due diligence process. We achieved $15.6 million in savings, which earned a payout of 154% of the target bonus.

Pursuant to his employment agreement, our CEO, Lawrence Ciaccia, had the opportunity to earn a special bonus equal to 20% of his annual salary if we achieve profitability on a non-GAAP basis for the quarter ended September 30, 2011. This special bonus was earned as we reached $1.7 million in non-GAAP income for the quarter ended September 30, 2011.

 Long-Term Incentive Program. We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock options and performance-based stock-based awards. Our equity compensation plans have been established to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our stockholders. Our Compensation Committee believes that the use of stock options and performance-based stock-based awards offers the best approach to achieving our compensation goals. While we have not adopted stock ownership guidelines, our equity compensation plans have provided the principal method for our executive officers to acquire a meaningful ownership interest in the company.

We typically grant options to individuals, including our executive officers, as part of their commencement of employment, and the amount of options is based upon the individual’s role and level of compensation. Additionally, we believe it is important that our executives and other employees have a certain amount of unvested stock options to provide incentives for them to continue their employment with the company.  As such we typically grant new options on an annual basis. Equity awards to our staff are typically granted on the first trading day of the month following approval by our Compensation Committee. We do not have a program or practice of coordinating the timing of our equity grants with the release of material non-public information.

Stock Options

Each year, we normally issue a broad based equity grant to the majority of our employees. Our Compensation Committee believes that these annual equity grants are important both for aligning the interests of our employees with stockholders, as well as for the retention of our employees, since new grants are unvested and typically require the employees to remain with the company for several years in order for the awards to vest and become exercisable. In determining the overall size of the 2011 annual grant, the Compensation Committee reviewed competitive market data for similarly situated companies provided by Radford, and also considered the  company’s estimated burn rate of shares under its equity incentive plans. The Compensation Committee reviewed the competitive market data, and refined the size of individual employee grants by considering the employee’s job performance and the number of unvested shares held by the employee.

As a part of our 2011 annual equity grants, in August of 2011, the Compensation Committee granted stock options to purchase an aggregate of 200,000, 80,000,100,000 and 70,000 shares of common stock that vest over a four year period to Messrs. Ciaccia, Calamia, Iantosca, and Jorgenson, respectively.  The size of these awards was determined by the Compensation Committee with an objective of providing long-term incentive opportunities to the named executive officers at approximately the 50th percentile relative the Company’s peer group, using a blended analysis that considered the Black-Scholes grant date value of awards, the aggregate number of shares underlying awards, and the number of shares relative to total outstanding shares,  This analysis was combined with a subjective assessment of each individual’s performance and contributions to the Company during the past year.  In March 2011, Mr. Calamia was granted additional stock options to purchase 200,000 shares of common stock for his position of Chief Financial Officer.

The Compensation Committee has not yet determined the size, or the timing, of the annual grant for 2012.

Employment Agreements, Severance and/or Change-in-Control Benefits. We have employment agreements with each of our named executive officers that entitle them to certain severance and/or change of control benefits, the terms of which are described below under “Change of Control Arrangements.” We believe these severance and/or change-in-control benefits are an essential element of our executive compensation package and assist us in recruiting and retaining talented individuals.  In April 2011, the Board of Directors, upon recommendation by the Compensation Committee, approved a new employment contract for Mr. Calamia for his role as Chief Financial Officer of the company. In addition, in February 2011, the Board of Directors, upon recommendation by the Compensation Committee, approved amendments to the employment agreements of Mr. Iantosca and Mr. Jorgenson, in the event such executives are involuntarily terminated following a change in control of the company.  See below under “Employment Arrangements with Named Executive Officers” and “Change of Control Arrangements” for a complete description of the terms of such agreements.

Other Compensation. As noted above, we have employment agreements with each of our other executive officers.  We intend to continue to maintain the current benefits and perquisites for our executive officers set forth in their employment agreements and under existing company compensation policies; however, our Compensation Committee, in its discretion, may in the future revise, amend or add to the benefits and perquisites of any executive officer if it deems it advisable. The material terms of our employment agreements with our named executive officers are described below under “Employment Arrangements with Named Executive Officers.”

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

Summary Compensation Table

The following table summarizes the compensation earned during 2009, 2010 and 2011 by our Chief Executive Officer, our Chief Financial Officer and our next three most highly compensated executive officers for services rendered to us in all capacities. We refer to these officers as our Named Executive Officers.

Name and Principal Position	Year	Salary	Stock	Option	Non-Equity Incentive Plan	All Other		Total
		($)	Awards	Awards	Compensation	Compensation		($)
			($)(1)	($)(2)	($) (3)	($)(4)
Lawrence J. Ciaccia, Jr.	2011	306,570	—	324,044	358,153	14,622		1,003,389
Chief Executive Officer (5)	2010	244,529	—	275,123	—	4,881		524,533
	2009	208,482	83,960	62,889	—	1,301		356,632

Philip L. Calamia,	2011	189,808	—	554,549	102,578	30,212		877,147
Chief Financial Officer (6)	2010	—	—	—	—	136,597	(6)	—
	2009	—	—	—	—	—		—

Anthony Iantosca,	2011	220,177	—	162,022	123,929	450		506,578
Sr. Vice President—Worldwide Operations	2010	197,494	—	75,737	—	415		273,646
	2009	187,413	67,260	49,515	—	443		304,631

Frederick Jorgenson,	2011	216,354	—	113,415	95,495	450		425,714
Vice President—General Counsel	2010	269,127	—	40,782	—	418		310,327
	2009	181,367	38,000	33,834	—	426		253,627

(1)
Represents the grant date fair value of performance-based restricted stock units granted to our named executive officers, determined in accordance with FASB ASC Topic 718 for the applicable fiscal year. Grant date fair value is calculated based on the closing market price of the underlying shares on the date of the grant and the probable outcome of performance-based vesting conditions, excluding the effect of estimated forfeitures. The actual value realized from these awards by our executive officers was based on the achievement of specified performance objectives.

(2)
Represents the grant date fair value of stock options granted to our named executive officers, determined in accordance with FASB ASC Topic 718 for the applicable fiscal year.   Grant date fair value is calculated based on the Black-Scholes option pricing mode.  For information regarding the assumptions used in determining the grant date fair value, see Note 9 to the Company’s consolidated financial statements, which are included in our Annual Report on Form 10-K filed with the SEC on March 9, 2012.

(3)
Reflects (1) annual cash incentive bonuses earned under our 2011 Incentive Bonus Plan and (2) cash bonuses earned based on achieving cost-saving goals related to the UPEK integration. For Mr. Ciaccia, also reflects a special bonus earned based on achieving profitability on a non-GAAP basis for the quarter ended September 30, 2011.

(4)
For 2011, reflects group life insurance premiums paid by us on behalf of Messrs. Ciaccia, Calamia, Iantosca and Jorgenson, and an auto lease allowance for Mr. Ciaccia. In addition, Mr. Calamia was reimbursed $24,000for housing expensed and $5,847 for travel expenses in 2011.

(5)	Mr. Ciaccia was appointed Chief Executive Officer effective September 3, 2010.
(6)
Philip Calamia joined the Company as Interim Chief Financial Officer effective August 30, 2010.  During 2010, Mr. Calamia was not employed directly by the Company but was an independent contractor of CMF Associates, LLC (“CMF Associates”).  The Company paid CMF Associates on account of Mr. Calamia’s services a monthly fee of $29,000. The Company also paid housing expenses of $10,000 and travel expenses of $7,987. Mr. Calamia was appointed Chief Financial Officer effective February 28, 2011.

Grants of Plan-Based Awards in 2011

The following table provides information regarding grants of plan-based awards to our named executive officers during 2011.

Name	Grant	Estimated Potential Payouts			All Other	Exercise or	Grant Date
	Date	Under Non-Equity Incentive			Option Awards:	Base Price	Fair Value of
		Plan Awards (1)			Number of	of Option	Stock and
					Securities	Awards	Option
					Underlying	($/Sh)	Awards
		Threshold	Target	Maximum	Options		($)(2) (3)
		($)	($)	($)	(#)
Lawrence J. Ciaccia, Jr.	8/1/2011	$153,285	$306,570	$613,140	200,000	$2.56	$324,044

Philip Calamia	3/1/2011				200,000	3.46	424,932
	8/1/2011	52,875	105,750	$211,500	80,000	2.56	129,618

Anthony Iantosca	8/1/2011	44,036	88,071	$176,142	100,000	2.56	162,022

Frederick Jorgenson	8/1/2011	$43,271	$86,542	$173,084	70,000	$2.56	$113,415

(1)
Represents threshold, target and maximum payout levels under the Company’s 2011 Incentive Bonus Plan. The actual amount earned by each named executive officer is reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table. For more information regarding our annual cash incentive program, see the discussion in the Compensation Discussion and Analysis section of this Amendment No. 1 on Form 10-K/A.

(2)
The options vest based upon continued service over the four year period, with the first 25% vesting on the one-year anniversary of the grant date, and the remainder in equal quarterly installments thereafter.

(3)
Represents the grant date fair value determined in accordance with FASB ASC Topic 718, based on the Black-Scholes option pricing mode.  For information regarding the assumptions used in determining the grant date fair value, see Note 9 to our consolidated financial statements, which are included in our Annual Report on Form 10-K filed with the SEC on March 9, 2012.

Outstanding Equity Awards at December 30, 2011

The following table provides information concerning outstanding equity awards as of December 30, 2011, by each of our named executive officers.

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options			Option	Option	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not
Name	Grant Date	Exercisable (#)		Unexercisable (#)	Exercise Price ($)	Expiration Date	Vested (#)(3)	Vested ($)(4)
Lawrence J. Ciaccia, Jr.	2/24/2005	47,329	(1)	-	0.60	2/23/2015
	2/21/2007	15,691	(1)	-	6.00	2/20/2017
	3/3/2008	3,984	(1)	266	9.78	2/11/2018
	8/1/2008	12,187	(1)	2,813	7.31	7/31/2018
	10/1/2008	12,187	(1)	2,813	2.21	7/31/2018
	1/2/2009	12,187	(1)	2,813	1.84	7/31/2018
	3/2/2009						625	2,006
	4/1/2009	42,824	(1)	21,196	1.52	3/31/2019
	4/1/2009	9,500	(2)	-	1.52	3/31/2019
	8/2/2010	39,062	(1)	85,938	1.88	8/1/2020
	10/1/2010	39,062	(1)	85,938	1.71	9/30/2020
	8/1/2011	-	(1)	200,000	2.56	7/31/2021

Philip Calamia	3/1/2011	-	(1)	200,000	3.46	2/28/2021
	8/1/2011	-	(1)	80,000	2.56	7/31/2021

Anthony Iantosca	2/24/2005	11,719	(1)	-	0.60	3/1/2015
	2/21/2007	18,765	(1)	-	6.00	2/20/2017
	4/26/2007	29,167	(1)	-	6.00	4/25/2017
	3/3/2008	1,250	(1)	3,750	9.78	2/11/2018
	8/1/2008	8,125	(1)	1,875	7.31	7/31/2018
	10/1/2008	8,125	(1)	1,875	2.21	7/31/2018
	1/2/2009	8,125	(1)	1,875	1.84	7/31/2018
	3/2/2009	6,000	(2)	-	1.36	3/1/2019
	4/1/2009	8,125	(1)	1,875	1.52	3/31/2019
	4/1/2009	26,553	(1)	15,932	1.52	3/31/2019
	6/2/2008						1,000	3,210
	4/1/2009						438	1,406
	8/2/2010	20,312	(1)	44,688	1.88	8/1/2020
	8/1/2011	-	(1)	100,000	2.56	7/31/2021

Frederick Jorgenson	11/13/2006	116,884	(1)	-	2.84	11/13/2016
	2/21/2007	7,804	(1)	-	6.00	2/20/2017
	3/3/2008	4,687	(1)	313	9.78	2/11/2018
	6/2/2008						900	2,889
	3/2/2009	4,000	(2)	-	1.36	3/1/2019
	4/1/2009	22,468	(1)	13,482	1.52	3/31/2019
	8/2/2010	10,937	(1)	24,063	1.88	8/1/2020
	8/1/2011	-	(1)	70,000	2.56	7/31/2021

(1)	Options vest 25% one year from the date of grant, with the remaining vesting in equal quarterly installments over a three-year period.

(2)	Options vest 50% one year from the date of grant, with the remaining 50% vesting in two years from the date of grant.

(3)	Restricted stock units are eligible to vest 25% annually over a four year period based on specific performance goals that were achieved in 2010.

(4)
The market value is calculated by multiplying the closing price ($3.21) of our common stock on the NASDAQ Global Market on December 30, 2011, the last trading day of fiscal 2011, by the number of restricted stock units that had not vested.

Option Exercises and Stock Vested

The following table provides information concerning option awards that were exercised by the named executive officers during 2011.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Lawrence J. Ciaccia	160,000	$ 377,600

(1)	Value realized represents the excess of the fair market value of the shares at the time of exercise over the exercise price of the options.

The following table provides information concerning restricted stock awards that vested during 2011.

	Restricted Stock Units
Name	Number of Shares Vested (#)	Value Realized upon Vesting ($) (1)
Lawrence J. Ciaccia	13,494	$ 46,208
Anthony Iantosca	11,193	38,522
Frederick R. Jorgenson	6,383	$ 22,066

(1)	Value realized represents the fair market value of the shares on the vesting date.

Employment Arrangements with Named Executive Officers

Lawrence J. Ciaccia, Jr. In September 2010, we entered into an employment agreement with Mr. Ciaccia, our Chief Executive Officer. Pursuant to his employment agreement, Mr. Ciaccia is entitled to an annual base salary of $304,000, subject to adjustment by the Board.  His employment agreement provides for a minimum target bonus opportunity of at least 55% of his base salary, with an opportunity to earn a higher bonus based on higher performance.  Mr. Ciaccia is eligible to participate in our general employee benefit plans in accordance with the terms and conditions of such plans. The employment agreement also provides Mr. Ciaccia with certain severance and change-in-control benefits, which are discussed in the Potential Payments on Termination or Change in Control section below. He is also subject to our standard non-disclosure and non-competition agreement.

Philip J. Calamia.  In May 2011, we entered into an employment agreement with Mr. Calamia, our Chief Financial Officer. Pursuant to his employment agreement, Mr. Calamia is entitled to an annual base salary of $235,000, subject to annual review.  His employment agreement provides that he will be eligible to participate in the Company’s annual bonus plans which are generally available to other senior level employees.  Mr. Calamia is also entitled to reimbursement of transition expenses not to exceed $40,000 to cover, among other things, temporary living, rental cars and airfare, and a relocation package in an amount not to exceed $125,000. Mr. Calamia is is eligible to participate in our general employee benefit plans in accordance with the terms and conditions of such plans.  The employment agreement also provides Mr. Ciaccia with certain severance and change-in-control benefits, which are discussed in the Potential Payments on Termination or Change in Control section below.  He is also subject to our standard non-disclosure and non-competition agreement.

Anthony Iantosca. On April 3, 2009, we entered into an employment agreement with Mr. Iantosca, our Senior Vice President of Worldwide Operations. Mr. Iantosca’s employment agreement provides for a base salary, participation in our bonus plan and participation in our general employee benefit plans in accordance with the terms and conditions of such plans.  Mr. Iantosca’s employment agreement also provides for certain separation payments, which are discussed in the Potential Payments on Termination or Change in Control section below. He is also subject to our standard non-disclosure and non-competition agreement.

Frederick R. Jorgenson. In November 2006, we entered into an employment agreement with Mr. Jorgenson, our Vice President and General Counsel. Mr. Jorgenson’s employment agreement provides for a base salary, participation in our bonus plan and participation in our general employee benefit plans in accordance with the terms and conditions of such plans.  Mr. Jorgenson’s employment agreement also provides for certain separation payments, which are discussed in the Potential Payments on Termination or Change in Control section below. He is also subject to our standard non-disclosure and non-competition agreement.

Change of Control Arrangements

Lawrence J. Ciaccia, Jr.

Our employment agreement with Mr. Ciaccia, our current Chief Executive Officer, provides that if Mr. Ciaccia’s employment is terminated by the company without cause, or if he is constructively terminated, he will be entitled to receive all unpaid accrued obligations up to termination and a pro-rata portion of his bonus for the current year.  He is also entitled to a severance payment equal to 1.5 times the sum of (i) the greater of his then-current salary or his base salary for the prior year plus (ii) the greater of his target bonus opportunity for the current year or the actual bonus for the most recent fiscal year.  He is also entitled to a lump sum payment of the cost of 18 months of the continuation of his then-current group health and dental insurance benefits.  In addition, the vesting of his unvested options will accelerate as to the amount of shares that would have otherwise vested over the next 24 months.

In addition to the above, if the involuntary termination without cause or constructive termination occurs within six months prior to a change in control or within twenty-four months after the change in control, all of Mr. Ciaccia’s equity awards outstanding prior to the change in control will immediately become vested.  Generally, Mr. Ciaccia will have 12 months from the termination date to exercise any or all vested option shares.

The following table describes the potential payments to Mr. Ciaccia, assuming he were to be terminated  as of December 30, 2011 (the last business day of our 2011 fiscal year) without cause or through constructive termination,  both in connection with a change in control and absent a change in control:

	Change in control			No Change in control
Name	Salary and Bonus(1)	Equity Acceleration (2)(4)	Benefits (3)	Salary and Bonus (1)	Equity Acceleration (2)(5)	Benefits (3)
Lawrence J. Ciaccia, Jr.	$912,000	$415,693	$26,408	$912,000	$292,488	$26,408

(1)
Represents pro rata current year bonus (assuming performance criteria are fully achieved), plus a lump-sum payment equal to 1.5 times the sum of his current base salary plus his 2011 target bonus opportunity of $304,000.

(2)
Calculated based on a change in control taking place as of December 30, 2011 and assuming a price per share of $3.21, which was the closing price of our common stock as of December 30, 2011 as reported on the NASDAQ Global Market.

(3)	Represents a lump-sum payment of the cost of 18 months of COBRA and dental health benefits.
(4)	Represent immediate vesting of all outstanding equity awards.
(5)	Represent an additional 24 months of accelerated equity vesting.

Philip J. Calamia

Our employment agreement with Mr. Calamia, our current Chief Financial Officer, provides that if Mr. Calamia’s employment is terminated by the company without cause, or if he is constructively terminated, he will be entitled to receive all unpaid accrued obligations up to termination.  He is also entitled to a severance payment equal to twelve months of his then-current salary plus a pro-rata portion of his target bonus for the amount of time for which he was employed in that year, and based on an assessment by the Committee of the actual level of achievement of his performance goals for that year.  In addition, the vesting of his unvested options will accelerate as to the amount of shares that would have otherwise vested over the next 12 months.  He is also entitled to a lump-sum payment of an amount equal to the cost of twelve months of continuation of his then-current group health insurance benefits.

In addition to the above, if the involuntary termination without cause or constructive termination occurs within six months prior to a change in control or within twelve months after the change in control, Mr. Calamia’s equity awards outstanding prior to the change in control will immediately become vested.

The following table describes the potential payments to Mr. Calamia, assuming he were to be terminated  as of December 30, 2011 (the last business day of our 2011 fiscal year) without cause or through constructive termination,  both in connection with a change in control and absent a change in control:

	Change in control			No Change in control
Name	Salary and Bonus (1)	Equity Acceleration (2)(3)	Benefits (5)	Salary and Bonus (1)	Equity Acceleration (2)(4)	Benefits (5)
Philip J. Calamia	$340,750	$52,000	$17,601	$340,750	$16,250	$17,601

(1)	Represents a lump-sum of 12 months of current base salary plus a pro-rata target bonus.
(2)
Calculated based on a change in control taking place as of December 30, 2011 and assuming a price per share of $3.21, which was the closing price of our common stock as of December 30, 2011 as reported on the NASDAQ Global Market.

(3)	Represents immediate vesting of all outstanding equity awards.
(4)	Represents an additional 12 months of accelerated equity vesting.
(5)	Represents a lump-sum payment of the cost of 12 months of COBRA and dental health benefits.

Anthony Iantosca

Under our employment agreement with Mr. Iantosca, our Senior Vice President—Worldwide Operations, if we terminate Mr. Iantosca’s employment at any time, without cause or if he is constructively terminated, he will also be entitled to receive a lump-sum severance payment equal to nine months of his then-current salary plus 9/12 of his annual bonus as most recently paid by the company for the period immediately preceding the year of termination.  He is also entitled to a lump-sum payment of an amount equal to the cost of nine months of continuation of his then-current group health insurance benefits.  Additionally, any equity awards will immediately accelerate in vesting as to that amount of shares that would have vested during the next 9 months.

Instead of the foregoing, if the involuntary termination without cause or constructive termination occurs within 12 months following a change in control, Mr. Iantosca will be entitled to receive severance pay equal to twelve months of his then-current salary plus a pro-rata portion of his annual bonus for the portion of the fiscal year for which he was employed.  He is also entitled to a lump-sum payment of an amount equal to the cost of twelve months of continuation of his then-current group health insurance benefits.  Additionally, all of Mr. Iantosca’s equity awards will immediately accelerate in vesting.

The following table describes the potential payments to Mr. Iantosca, assuming he were to be terminated  as of December 30, 2011 (the last business day of our 2011 fiscal year) without cause or through constructive termination,  both in connection with a change in control and absent a change in control:

	Change in control			No Change in control
Name	Salary and bonus (1)	Equity Acceleration (2)(3)	Benefits (4)	Salary and bonus (6)	Equity Acceleration (2)(5)	Benefits (7)
Anthony Iantosca	$314,580	$158,973	$17,605	$261,472	$53,535	$13,204

(1)	Represents a lump-sum of 12 months of current base salary plus a pro-rata target bonus.
(2)
Calculated based on a change in control taking place as of December 30, 2011 and assuming a price per share of $3.21, which was the closing price of our common stock as of December 30, 2011 as reported on the NASDAQ Global Market.

(3)	Represents immediate vesting of all outstanding equity awards.
(4)	Represents a lump-sum payment of the cost of 12 months of COBRA and dental health benefits.
(5)	Represents an additional nine months of vesting of outstanding equity awards.
(6)	Represents a lump sum payment of nine months base salary and a pro-rata portion of Mr. Iantosca’s 2011 annual bonus.
(7)	Represents a lump-sum payment of the cost of 9 months of COBRA and dental health benefits.

Frederick Jorgenson

Our employment agreement with Mr. Jorgenson, our General Counsel, provides that, if we terminate Mr. Jorgenson’s employment at any time without cause or if he is constructively terminated, he will be entitled to receive severance pay equal to nine months continuation of his then-current salary plus 9/12 of his annual bonus as most recently paid by the company for the period immediately preceding the year of termination.   Mr. Jorgenson’s outstanding equity awards do not receive any type of accelerated vesting, but any previously-vested awards remain exercisable for six months after Mr. Jorgenson’s termination.  He is also entitled to a lump-sum payment of an amount equal to the cost of nine months of continuation of his then-current group health insurance benefits.

Instead of the foregoing, if the involuntary termination without cause or constructive termination occurs within 12 months following a change in control, Mr. Jorgenson he will be entitled to receive severance pay equal to twelve months continuation of his then-current salary plus a pro-rata portion of his annual bonus for the portion of the fiscal year for which he was employed.  He is also entitled to a lump-sum payment of an amount equal to the cost of twelve months of continuation of his then-current group health insurance benefits.  Additionally, all of Mr. Jorgenson’s equity awards will immediately accelerate in vesting.

The following table describes the potential payments to Mr. Jorgenson, assuming he were to be terminated  as of December 30, 2011 (the last business day of our 2011 fiscal year) without cause or through constructive termination,  both in connection with a change in control and absent a change in control:

	Change in control			No Change in control
Name	Salary and bonus (1)	Equity Acceleration (2)(3)	Benefits (4)	Salary and bonus (5)	Equity Acceleration	Benefits (6)
Frederick Jorgenson	$309,960	$100,288	$17,605	$237,672	N/A	$13,204

(1)	Represents a lump-sum of 12 months of current base salary plus a pro-rata target bonus.
(2)
Calculated based on a change in control taking place as of December 30, 2011 and assuming a price per share of $3.21, which was the closing price of our common stock as of December 30, 2011 as reported on the NASDAQ Global Market.

(3)	Represents immediate vesting of all outstanding equity awards.
(4)	Represents a lump-sum payment of the cost of 12 months of COBRA and dental health benefits.
(5)	Represents a lump sum payment of nine months base salary and a pro-rata portion of Mr. Jorgenson’s 2011 annual bonus.
(6)	Represents a lump-sum payment of the cost of 9 months of COBRA and dental health benefits.

Employee Confidentiality and Non-Competition Arrangements

We enter into agreements with all of our employees containing confidentiality provisions. Each of our executive officers is subject to a non-competition agreement.

Compensation of Directors

Our non-employee directors receive payment for their services as directors in a combination of cash and stock options. Our non-employee directors receive an annual retainer of $35,000, payable quarterly. The Chairman of the Board receives an additional annual retainer of $20,000. In addition, the chairperson of our audit committee receives an annual retainer of $15,000, and each director serving on the audit committee in a non-chairperson capacity receives an annual retainer of $7,500. The chairperson of our Compensation Committee receives an annual retainer of $9,000, and each director serving in a non-chairperson capacity on the Compensation Committee receives an annual retainer of $4,500. The chairperson of our nominating committee receives an annual retainer of $6,500, and each director serving in a non-chairperson capacity on the nominating committee receives an annual retainer of $2,000. The chairperson of our M&A Committee receives an annual retainer of $9,000, and each director servicing on the M&A Committee in a non-chairperson capacity receives an annual retainer of $4,500. The annual retainers payable for committee service are payable on a quarterly basis.  Under our director compensation policy, we reimburse non-employee directors for reasonable expenses in connection with attendance at board and committee meetings.

Non-employee directors receive non-discretionary grants of non-statutory stock options under our 2010 Stock Incentive Plan. A non-employee director is granted an option to purchase 35,000 shares of our common stock upon first becoming a member of our Board of Directors. The Chairman of the Board is granted an option to purchase an additional 20,000 shares of our common stock upon accepting the role. These initial options vest and become exercisable over four years, with the first 25% of the underlying shares on the first anniversary of the date of grant and the remainder vesting in equal amounts monthly thereafter. Immediately after each of our regularly scheduled annual meetings of stockholders, each non-employee director is granted a non-statutory option to purchase 20,000 shares of our common stock. These options will vest on the first anniversary of the date of grant, or immediately prior to our next Annual Meeting of stockholders, if earlier. Non-employee directors are required to hold these options for a period of two years following the vesting of such options.

The following table shows the compensation earned by our non-employee directors in 2011:

	Fees	Option	All Other	Total
	in Cash	Awards	Compensation	($)
Name of Director	($)(1)	($)(2)	($)(3)
William Washecka	76,500	14,125	-	90,625
Matthew P. Crugnale	45,833	-	-	45,833
Gustav H. Koven III	62,500	14,125	-	76,625
Chris Fedde	46,000	14,125	-	60,125
F. Scott Moody	39,500	14,125	42,568	96,193
Ronald Black	47,000	14,125	-	61,125
Jean Schmitt	37,075	14,125	-	51,200

(1)	This column reports the amount of cash compensation earned in 2011 for Board and committee service. Compensation amount paid to Mr. Moody also includes consulting fees.
(2)
The value of stock option awards has been estimated pursuant to FASB ASC Topic 718. For more information regarding our valuation of option awards, see Stock-based Compensation - Note 9 to our consolidated financial statements, which are included in our Annual Report on Form 10-K filed with the SEC on March 9, 2012. The following directors have outstanding option awards at 2011 fiscal year-end: Mr. Washecka (109,519), Mr. Koven (98,292), Mr. Fedde (92,625), Mr. Moody (43,334), Mr. Black (78,334) and Mr. Schmitt (78,334).

(3)	Reflects consulting fees paid to Mr. Moody.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during 2011 were Chris Fedde, Gustav H. Koven III and William Washecka.  None of the members of the Compensation Committee are or have been an officer or employee of AuthenTec. During fiscal 2011, no member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K. During fiscal 2011, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity any of whose executive officers served on our Compensation Committee or Board of Directors.

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

Chris Fedde, Chairman Gustav H. Koven III William Washecka

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock that may issued under the Company’s equity compensation plan as of December 30, 2011:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	7,226,000	(1)	$2.91	4,008,000	(2)
Equity compensation plans not approved by stockholders	–		–	–
Total	7,226,000		$2.91	4,008,000

(1)	Represents shares of common stock issuable upon exercise of stock options.
(2)	Represents shares of common stock available for future awards under the Company’s equity compensation plans. All of these shares are available for issuance pursuant to grants of full-value awards.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 23, 2011 certain information with respect to the beneficial ownership of our outstanding common stock by (i) each person or entity we know to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise indicated, and subject to applicable community property laws, each of the persons named in this table has sole voting and investment power with respect to all the shares indicated as beneficially owned by such person. Unless otherwise indicated in this Amendment No. 1 on Form, 10-K/A, the address for each stockholder listed is c/o AuthenTec, Inc., 100 Rialto Place, Suite 100, Melbourne, FL 32901.

Name and Address of Beneficial Owner Outstanding (1)	Number of Shares Beneficially Owned	Percent of Shares
5% Stockholders:
Sofinnova Capital IV FCPR (2)	4,377,139	9.8%
Austin W. Marxe & David M. Greenhouse (3)	2,345,772	5.3%
Named Executive Officers and Directors:
Chris Fedde (4)	94,625	*
F. Scott Moody (5)	1,968,607	4.3%
Gustav H. Koven III (6)	176,774	*
Jean Schmitt (7)	58,646	*
Ronald Black (8)	1,020,354	2.3%
William Washecka (9)	98,269	*
Anthony Iantosca (10)	351,660	*
Frederick Jorgenson (11)	220,395	*
Lawrence J. Ciaccia, Jr (12)	524,526	1.2%
Philip Calamia (13)	62,500	*
All directors and executive officers as a group (10 persons) (14)	4,576,356	9.6%

*	Less than 1%
(1)
The percentage of shares beneficially owned was determined based on a fraction, the numerator of which is the sum of (a) the number of outstanding shares of common stock beneficially owned by such owner, (b) the number of shares issuable upon exercise of options beneficially owned by such owner and exercisable within 60 days of April 23, 2012 and (c) the number of restricted stock units which vest within 60 days of April 23, 2012, and the denominator of which is the sum of (a) 44,468,897 shares, which is the aggregate number of shares of common stock outstanding on April 23, 2012, (b) the aggregate number of shares of common stock issuable upon exercise of options beneficially owned by such owner and exercisable within 60 days of April 23, 2012, and (c) the number of restricted stock units which vest within 60 days of April 23, 2012.

(2)
The number of shares beneficially owned is based on information contained in that certain Schedule 13D that was filed with the SEC on February 29, 2012, reporting beneficial ownership of our securities held by Sofinnova Capital IV FCPR.  Sofinnova Capital IV FCPR reports sole voting and dispositive power with respect to all 4,377,139 shares.  According to the filing, Sofinnova Partners SAS, the management company of Sofinnova Capital IV FCPR, may be deemed to have sole voting and dispositive power over these shares and Denis Lucquin, Antoine Papiernik and Monique Saulnier, all managing partners of Sofinnova Partners SAS, may be deemed to have shared voting and dispositive power over these shares.  Sofinnova Capital IV FCPR’s address is 17 rue de Surene, 75008 Paris, France.

(3)
The number of shares beneficially owned is based on information contained in that certain Schedule 13G that was filed with the SEC on February 13, 2012, reporting beneficial ownership of our securities by Austin W. Marxe (“Marxe”) and David M. Greenhouse (“Greenhouse”).   Marxe and Greenhouse report shared voting and dispositive power with respect to all 2,345,772 shares.  According to the filing, 324,159 of the shares are owned directly by Special Situations Technology Fund, L.P. and 2,021,613 of the shares are owned directly by Special Situations Technology Fund II, L.P.  Marxe and Greenhouse are members of SST Advisers, L.L.C., the general partner of Special Situations Technology Fund, L.P. and Special Situations Technology Fund II, L.P., and the controlling principals of AWM Investment Company, Inc., the investment adviser to Special Situations Technology Fund, L.P. and Special Situations Technology Fund II, L.P.  Marxe and Greenhouse’s address is 527 Madison Avenue, Suite 2600, New York, NY  10022.

(4)	Includes 92,625 shares of stock issuable upon exercie of options that are vested or will vest within 60 days of April 23, 2012.
(5)	Includes 1,775,024 shares of stock issuable upon exercise of options that are vested or will vest within 60 days of April 23, 2012.

(6)	Includes 98,292 shares of stock issuable upon exercise of options that are vested or will vest within 60 days of April 23, 2012.
(7)	Includes 58,646 shares of stock issuable upon exercise of options that are vested or will vest within 60 days of April 23, 2012.
(8)	Includes 58,646 shares of stock issuable upon exercise of options that are vested or will vest within 60 days of April 23, 2012.
(9)	Includes 98,269 shares of stock issuable upon exercise of options that are vested or will vest within 60 days of April 23, 2012.
(10)	Includes 342,704 shares of stock issuable upon exercise of options and restricted stock units that will vest within 60 days of April 23, 2012.
(11)	Includes 215,549 shares of stock issuable upon exercise of options and restricted stock units that will vest within 60 days of April 23, 2012.
(12)	Includes 514,303 shares of stock issuable upon exercise of options and restricted stock units that will vest within 60 days of April 23, 2012.
(13)	Includes 62,500 shares of stock issuable upon exercise of options that are vested or will vest within 60 days of April 23, 2012.
(14)	Includes 3,316,558 shares of stock issuable upon exercise of options and restricted stock units that will vest within 60 days of April 23, 2012.

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

Related Person Transactions

We were not a party to any transactions since January 1, 2011 in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had a direct or indirect material interest, other than compensation arrangements which are described above in the “Executive Compensation” and “Compensation of Directors” sections of this Amendment No. 1 on Form 10-K/A.

Director Independence

Our Board of Directors has determined that, other than Lawrence J. Ciaccia and F. Scott Moody, each of the members of our Board of Directors is an independent director for purposes of the Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

PricewaterhouseCoopers LLP served as our independent auditor for the fiscal year ended December 30, 2011.  PricewaterhouseCoopers LLP has acted as our independent auditors since its appointment in fiscal year ended December 28, 2007.

Audit and Non-Audit Fees

The following table sets forth the aggregate fees (inclusive of out-of-pocket expenses) billed to us for the fiscal years ended December 30, 2011 and December 31, 2010 by PricewaterhouseCoopers LLP:

	Fiscal 2011	Fiscal 2010
Audit Fees(1)	$906,212	$484,367
Audited Related Fees (2)	—	828,048
Tax Fees(3)	52,939	—
All Other Fees (4)	1,800	1,500
Total Fees	$960,951	$1,313,915

(1)
Audit Fees consist of fees billed for professional services rendered (inclusive of out-of-pocket expenses) for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that generally only the independent auditors can reasonably provide and included consents, statutory audits and assistance with and review of documents filed with the SEC.

(2)
Audit Related Fees consist of fees billed for assurance and related services (inclusive of out-of-pocket expenses) that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under the caption “Audit Fees.” These services consisted of due diligence related to acquisitions, audits and reviews in connection with acquisition, and accounting consultations related to acquisitions.

(3)	Tax Fees consist of fees billed for professional services rendered (inclusive of out-of-pocket expenses) for tax compliance, tax advice and tax planning.
(4)
All Other Fees consist of fees for products and services (inclusive of out-of-pocket expenses) other than the services reported above under the captions “Audit Fees,” “Audit Related Fees” and “Tax Fees.” All other fees consist of fees for research tools provided on a subscription basis.

Audit Committee Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. Pre-approval is generally based on independence, qualifications, and performance. The Audit Committee may establish pre-approval policies for any engagement to render services if the policies are detailed as to the services and the committee is informed about the services for which each independent auditor is engaged at the next scheduled meeting. The Audit Committee may also delegate to committee members the authority to grant pre-approval provided the decisions made by the members is presented to the committee at the next scheduled meeting. The Audit Committee approved 100% of the fees for all audit and non-audit related services provided by PricewaterhouseCoopers LLP during the fiscal year ended December 30, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)         (1)           Financial Statements

             The Financial Statements and notes thereto required to be filed in our Annual Report on Form 10-K are included in Item 8 of Part II of the Original 10-K.

              (2)           Financial Statement Schedules

             Schedule II—Valuation and Qualifying Accounts (included as Schedule II of the Original 10-K).

             Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the financial statements and notes thereto.

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

10.22	Amended and Restated Employment Agreement dated December 30, 2011 between AuthenTec, Inc. and Frederick R. Jorgenson

*10.23	Employment Agreement dated December 12, 2006 between AuthenTec, Inc. and Gary R. Larsen (Incorporated herein by reference to Exhibit 10.10 of AuthenTec’s Form S-1 filed March 16, 2007)

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

*10.30	Employment Agreement dated May 4, 2011 between AuthenTec, Inc. and Philip L. Calamia (Incorporated by reference to Exhibit 10.1 of AuthenTec’s Quarterly Report on Form 10-Q filed May 11, 2011)

10.31	First Amendment to Employment Agreement dated December 19, 2011 between AuthenTec, Inc. and Philip L. Calamia

*10.32	Employment Agreement dated April 3, 2009 between AuthenTec, Inc. and Anthony Iantosca (Incorporated herein by reference to Exhibit 10.1 of AuthenTec's Quarterly Report or Form 10-Q filed on May 13, 2009)

10.33	First Amendment to Employment Agreement dated November 30, 2011 between AuthenTec, Inc. and Anthony Iantosca

**21.1	Subsidiaries of AuthenTec, Inc.

**23.1	Consent of PricewaterhouseCoopers LLP

**24.1	Power of Attorney (included in signature pages to Original 10-K)

**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the Original 10-K

**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the Original 10-K

31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1 on Form 10-K/A

31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1 on Form 10-K/A

**32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation

101.DEF***	XBRL Taxonomy Extension Definition

101.LAB***	XBRL Taxonomy Extension Labels

101.PRE***	XBRL Taxonomy Extension Presentation

*	Indicates exhibit incorporated by reference.
**	Incorporated by reference to the corresponding exhibit to the Original 10-K.
***
Incorporated by reference to the corresponding exhibit to the Original 10-K. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTEC, INC.

Date: April 25, 2012	By:	/s/ Lawrence J. Ciaccia
Lawrence J. Ciaccia, Jr. Chief Executive Officer