Form 10-Q
period 2012-03-30
AUTHENTEC INC
filed 2012-05-09
CIK 1138830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2012

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

At May 8, 2012 there were 44,510,647 shares of common stock outstanding.

AUTHENTEC, INC.
TABLE OF CONTENTS

		Page No.
Part I — Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)	3
	Consolidated Balance Sheets at March 30, 2012 and December 30, 2011	3
	Consolidated Statements of Operations for the three months ended March 30, 2012 and April 1, 2011	4
	Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 30, 2012 and April 1, 2011	5
	Consolidated Statements of Cash Flows for the three months ended March 30, 2012 and April 1, 2011	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	23
Item 4.	Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

Signatures		25

EX-3.1 Amended and restated certificate of incorporation of AuthenTec, Inc.
EX-3.2 Second amended and restated bylaws of AuthenTec, Inc.
EX-10.1 Employment Agreement, dated as of January 2, 2012, between AuthenTec Inc. and Scott
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32.1 Section 906 CEO Certification
EX-32.2 Section 906 CFO Certification
EX-101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets at March 30, 2012 and December 30, 2011; (ii) the Consolidated Statements of Operations for the three months ended March 30, 2012 and April 1, 2011; (iii) the Consolidated Statements of Cash Flows for the three months ended March 30, 2012 and April 1, 2011; and (iv) the Notes to the Consolidated Financial Statements – submitted herewith pursuant to Rule 406T.

AuthenTec, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	As of
	March 30,	December 30,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$18,798	$17,200
Restricted cash	750	-
Accounts receivable, net of allowances of $50 and $67, respectively	9,383	9,444
Inventory	7,607	8,111
Other current assets	2,068	1,716
Total current assets	38,606	36,471

Long-term investments	3,229	3,249
Purchased intangible assets	19,351	20,287
Goodwill	3,501	3,501
Property and equipment, net	3,423	3,640
Total assets	$68,110	$67,148

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,384	$3,539
Accrued compensation and benefits	2,458	4,399
Accrued litigation related legal fees	-	114
Other accrued liabilities	3,341	2,634
Deferred revenue	5,778	4,145
Total current liabilities	16,961	14,831

Deferred rent	353	398
Other long-term liabilities	354	768
Total liabilities	17,668	15,997

Commitments and contingencies (see note 9)

Stockholders’ equity
Common stock, $.01 par value; 100,000 shares authorized; 44,469 and 44,311 issued and outstanding at March 30, 2012 and December 30, 2011	445	443
Additional paid-in capital	193,284	192,694
Accumulated other comprehensive income	266	50
Accumulated deficit	(143,553)	(142,036)
Total stockholders’ equity	50,442	51,151
Total liabilities and stockholders’ equity	$68,110	$67,148

 See Notes to Consolidated Financial Statements (Unaudited)

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011
Revenue	$17,460	$15,476
Cost of revenue	7,421	8,051

Gross profit	10,039	7,425

Operating expenses
Research and development	5,729	5,887
Selling and marketing	3,898	3,990
General and administrative	1,758	2,457
Restructuring and impairment related charges	-	283

Total operating expenses	11,385	12,617

Loss from operations	(1,346)	(5,192)

Other income (expense):
Other income (expenses)	(83)	(303)
Interest income	12	29
Total other income (expenses), net	(71)	(274)

Net loss before income taxes	$(1,417)	$(5,466)

Provision for income taxes	100	136
Net loss	$(1,517)	$(5,602)

Net loss per common share, basic	$(0.03)	$(0.13)

Net loss per common share, diluted	$(0.03)	$(0.13)

Shares used in computing basic net loss per common share	44,401	43,600

Shares used in computing diluted net loss per common share	44,401	43,600

See Notes to Consolidated Financial Statements (Unaudited)

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended
	March 30,	April 1,
	2012	2011

Net loss	$(1,517)	$(5,602)

Other comprehensive income (loss)
Unrealized loss on available for sale investments	(20)	(3)
Foreign currency translation adjustment	54	221
Net gain on derivative hedging instruments	186	-
Total other comprehensive income (loss)	220	218

Comprehensive loss	$(1,297)	$(5,384)

See Notes to Consolidated Financial Statements (Unaudited)

 AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Three months ended
	March 30, 2012	April 1, 2011
Cash flows from operating activities
Net loss	$(1,517)	$(5,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,377	1,696
Amortization of deferred rent	(37)	29
Increase (decrease) in bad debt provision	(17)	45
Increase in inventory provision	64	357
Stock-based compensation expense	499	1,144
Decrease in investment discounts/premiums	-	204
Loss on disposal of fixed assets	11	16
Decrease (increase) in assets:
Accounts receivable	(321)	166
Inventory	442	(2,518)
Other assets	(97)	182
Increase (decrease) in liabilities:
Accounts payable	2,301	(115)
Accrued compensation and benefits and other accrued liabilities	(1,769)	(1,726)
Accrued litigation related legal fees	(114)	(99)
Deferred revenue	1,633	(803)
Net cash provided by (used in) operating activities	2,455	(7,024)
Cash flows from investing activities
Purchase of property and equipment	(234)	(298)
Increases to restricted cash	(750)	-
Redemption of available-for-sale investments	-	5,100
Net cash provided by (used in) investing activities	(984)	4,802
Cash flows from financing activities
Proceeds from exercise of stock options, net of tax withholdings	93	68
Net cash provided by financing activities	93	68
Effect of exchange rates on cash and cash equivalents	34	66
Net increase (decrease) in cash and cash equivalents	1,598	(2,088)
Cash and cash equivalents, beginning of period	17,200	13,280
Cash and cash equivalents, end of period	$18,798	$11,192

See Notes to Consolidated Financial Statements (Unaudited)

AuthenTec, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Presentation

AuthenTec, Inc. (“AuthenTec”, “our”, “we”, etc.) is  a leading provider of mobile and network security solutions for enterprise, government and consumer markets.  We provide a series of products including fingerprint sensors, software and intellectual property (IP) that provide security, convenience, personalization and navigation features in such end-use products as PCs, tablets, smartphones, printers, network servers and gateways. During the periods covered by these unaudited interim consolidated financial statements, we operated in two reporting segments: Smart Sensor Solutions (“SSS”) - comprised of smart fingerprint sensors, area sensors (TouchChip sensors), identity management and electronic commerce (e-commerce) solutions – and Embedded Security Solutions (“ESS”) – network and mobile system security solutions.

We primarily sell our products to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, contract manufacturers, software application vendors, and service providers. We operate a fabless manufacturing model, whereby manufacturing requirements are outsourced to third parties.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements include the accounts of AuthenTec, Inc and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.  In our opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended March 30, 2012 are not indicative of the results that may be expected for the year ending December 28, 2012 or for any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 30, 2011 contained in our Annual Report on the Form 10-K, filed with the SEC March 9, 2012.

The year end consolidated balance sheet data was derived from audited financial statements set forth in this report, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

We utilize a 52/53 week fiscal year. Our current 52 week fiscal year will end on December 28, 2012. References to past or future quarterly or annual periods in our financial statements are to those respective fiscal periods which vary from exact calendar quarters or years.

2. Net Income (Loss) Per Share

We calculate net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share. Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities, which consist of common stock options to purchase common stock and  restricted stock awards. The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts).

	Three Months Ended
	March 30, 2012	April 1, 2011
	(In thousands, except per share data)
Numerator:
Net loss	$(1,517)	$(5,602)

Denominator:
Denominator for basic loss per share - weighted average common shares outstanding	44,401	43,600
Effect of dilutive securities:
Stock options and restricted stock units	-	-

Denominator for diluted loss per share -	44,401	43,600
weighted average common shares and potential common shares outstanding	44,401	43,600

Basic net loss per share	$(0.03)	$(0.13)
Diluted net loss per share	$(0.03)	$(0.13)

Basic and diluted net losses per common share were the same for the three months ended March 30, 2012 and April 1, 2011, respectively. The following table presents the weighted average of potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share for the three months ended March 30, 2012 and April 1, 2011, respectively, because their inclusion would have had an anti-dilutive effect:

	Three months ended
	March 30, 2012	April 1, 2011
	(In thousands)
Options to purchase common stock and non vested restricted stock awards	7,188	6,143
	7,188	6,143

3. Cash, Cash Equivalents and Investments

Our investments are tailored to appropriately balance the trade-off between the preservation of capital and return. We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our other investments that include auction rate securities are classified as investments and are accounted for under the provisions of ASC Topic 320, Investments – Debt and Equity Securities. We have classified our auction rate securities as available-for-sale (AFS) and reported at fair value.

Unrealized temporary gains and losses, if any, are excluded from earnings and reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Other-than-temporary impairments are recognized through earnings if there is intent to sell the debt security or if it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis. In the event of a credit loss, which is determined based on the expected cash flows to be received, only the amount associated with the credit loss is recognized in the statement of earnings. The amount of losses relating to other factors, including those resulting from changes in interest rates, are recorded in accumulated other comprehensive income (loss).

The amortized cost, gross unrealized gains and losses, and fair value of investments, by type, were as follows:

	As of
	Amortized cost		Unrealized gains/(losses)		Fair value
	March 30, 2012	December 30, 2011	March 30, 2012	December 30, 2011	March 30, 2012	December 30, 2011
	(In thousands)
Auction rate securities (AFS)	$3,500	$3,500	$(271)	$(251)	$3,229	$3,249

The amortized cost and fair value of available-for-sale investments as of March 30, 2012 and December 30, 2011, by contractual maturity, were as follows:

	As of
	Amortized cost		Fair value		Unrealized gains/(losses)
	March 30,	December 30,	March 30,	December 30,	March 30,	December 30,
	2012	2011	2012	2011	2012	2011
	(In thousands)
Due after ten years	1,100	1,100	979	993	(121)	(107)
Preferred stock auction rate securities	2,400	2,400	2,250	2,256	(150)	(144)
Total	$3,500	$3,500	$3,229	$3,249	$(271)	$(251)

The fair value of investments with gross unrealized losses by investment type and length of time that individual securities haven been in a continuous loss position were as follows:

	As of March 30, 2012
	Less than 12 months		12 months or greater		Total
	Fair	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized
	value	losses	value	losses	value	losses
Available-for-sale investments	(In thousands)
Auction rate securities - student loan	$—	$—	$979	$(121)	$979	$(121)
Auction rate securities - preferred stock	—	—	2,250	(150)	2,250	(150)
Total	$—	$—	$3,229	$(271)	$3,229	$(271)

	As of December 30, 2011
	Less than 12 months		12 months or greater		Total
	Fair	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized
	value	losses	value	losses	value	losses
Available-for-sale investments	(In thousands)
Auction rate securities - student loan	$—	$—	$993	$(107)	$993	$(107)
Auction rate securities - preferred stock	—	—	2,256	(144)	2,256	(144)
Total	$—	$—	$3,249	$(251)	$3,249	$(251)

As of March 30, 2012 and December 30, 2011, all of our long-term investments of approximately $3.2 million were comprised of preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan backed auction rate security is a state issued note with its underlying student loans being substantially insured by the U.S. government.

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

All of our auction rate securities held at March 30, 2012 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist.

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

4. Fair Value Measurements and Disclosures

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities and foreign currency forward contracts. Fair value is measured based on a fair value hierarchy following three levels of inputs:

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

Recurring Fair Value Measurements

The fair values of assets based on the level of inputs are summarized below:

	Fair Value Measurements
	As of March 30, 2012					As of December 30, 2011
Description	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)	Fair value total	Level 1	Level 2	Level 3	Gains (losses)
Available-for-sale investments	(In Thousands)					(In thousands)
Money market and treasury funds	$10,650	$10,650	$—	$—	$—	$10,454	$10,454	$—	$—	$—
Foreign exchange forward contracts	186	—	186	—	186	—	—	—	—	—
Auction rate securities	3,229	—	—	3,229	(271)	3,249	—	—	3,249	(251)
Total	$14,065	$10,650	$186	$3,229	$(85)	$13,703	$10,454	$—	$3,249	$(251)

The fair values of liabilities based on the level of inputs are summarized below:

	Fair Value Measurements
	As of March 30, 2012					As of December 30, 2011
Description	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)	Fair value total	Level 1	Level 2	Level 3	Gains (losses)
	(In Thousands)					(In Thousands)
Contingent consideration liability	$770	$—	$—	$770	$—	$770	$—	$—	$770	$—
Total	$770	$—	$—	$770	$—	$770	$—	$—	$770	$—

In measuring fair value where Level 1 inputs were available, we used a single valuation technique which valued our securities based on quoted market prices. At March 30, 2012, our money market funds and U.S. Government agency notes were measured using Level 1 inputs and the fair value was based on daily observable trades.

In measuring fair value where Level 2 inputs were available, we used quotations of third parties for our foreign exchange forward contracts. These financial instruments are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted prices, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

As of March 30, 2012, we held foreign currency forward contracts to hedge Euro and Czech Crown currencies which had a fair value of approximately $5,530,000 based on third party quotations.

At March 30, 2012, our investments in auction rate securities were measured using unobservable inputs with a fair value of approximately $3.2 million which represented approximately 23% of total assets subject to fair value measurements on a recurring basis.  The student loan backed auction rate security with a fair value of approximately $1.0 million and the preferred stock auction rate security with a fair value of approximately $2.2 million remain in Level 3 at March 30, 2012.

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the three months ended March 30, 2012:

Description	Total	Auction Rate Securities
	(In Thousands)

Beginning balance December 30, 2011	$3,249	$3,249

Realized/unrealized gains and losses
Included in earnings	—	—
Included in other comprehensive income (loss)	(20)	(20)

Purchases	—	—
Issuances	—	—
Settlements	—	—

Transfers in/(out) of Level 3	—	—

Ending balance March 30, 2012	$3,229	$3,229

As of March 30, 2012, we classified $3.2 million of investments in ARS as long-term due to the fact that they had experienced failed auctions. Our money market and treasury funds with a value of $10.7 million have a maturity of ninety days or less and therefore are classified as cash and cash equivalents on our Consolidated Balance Sheet.

At March 30, 2012, the estimated fair value of our investments in ARS was $271,000 less than its cost. As we intend to hold on to these securities until the sooner of a recovery in the ARS market or a call of the securities by the issuer and it is more-likely-than-not that we will not be required to sell this ARS prior to recovery, we did not record other-than-temporary impairment charges in the fiscal quarter ended March 30, 2012.

During the fiscal quarter ended March 30, 2012 we recorded $20,000 in unrealized loss on our available-for-sale investments which was recorded in accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at March 30, 2012.

We will continue to monitor these securities and may be required to record temporary or other-than-temporary impairment charge in the future.

As a result of our acquisition of PeerSec Networks, a contingent consideration payment may be due by us if certain revenue targets are achieved during the earn-out period. The revenue target calculation requires accumulated annual 2012 product revenue to exceed $600,000 and accumulated annual 2013 product revenue to exceed $900,000, adjusted for certain deferred revenue items. We estimate the fair value of the contingent payment using Level 3 inputs that are based on financial projections of the acquired business and estimated probabilities of achievement. We believe that our estimates and assumptions are reasonable, but there is significant judgment involved. At March 30, 2012 we valued the contingent consideration at approximately $770,000 and have included the current portion in the amount of $416,000 in other current liabilities and the long-term portion in the amount of $354,000 in other long-term liabilities (please see Note 11, Business Acquisitions, for more information).

The table below provides a reconciliation of all liabilities measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the three months ended March 30, 2012:

Description	Total	Contingent Consideration
	(In Thousands)

Beginning balance December 30, 2011	$770	$770

Fair value measurements recorded	—	—

Transfers in/(out) of Level 3	—	—

Ending balance March 30, 2012	$770	$770

We will continue to monitor these liabilities and may be required to record fair value measurement in the future.

Non-recurring Fair Value Measurements

We did not have any non-financial liabilities as of March 30, 2012. Our non-financial assets are reviewed for potential impairment and considered for the need to perform an impairment test pursuant to ASC 360-40, Property Plant and Equipment, Derecognition.

All acquired assets and liabilities as a result of our acquisitions were measured at fair value on a non-recurring basis (please see Note 11, Business Acquisitions, for more information). In measuring assets acquired and liabilities assumed we used Level 3 inputs that included various budget cash flow models, customer attrition rates as well as factors such as general economic and industry outlook. Long-lived assets were reviewed for future use, physical deterioration and technical and economical obsolescence. In order to arrive at our estimates of fair value for purchased intangible assets, we considered a variety of generally accepted valuation approaches and the final fair value was concluded from the reconciliation of the various valuation indications derived from each approach if multiple approaches were used in the analysis.

5. Derivative Instruments

Our derivative instruments include forward foreign currency contracts utilized to hedge a portion of our foreign currency subsidiary funding to cover operating expenses in the normal course of business. The derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates (Level 1). The duration of open forward foreign currency contracts range from 1 to 9 months. The associated asset or liability on the open hedges is recorded in other current assets or other current liabilities, as applicable.

We enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, our derivative instruments are expected to be highly effective. Hedge ineffectiveness, if material to the financial results, is recognized as incurred under the caption of other income (expense) in our Consolidated Statement of Operations. For the three months ended March 30, 2012, we did not recognize any amounts related to hedge ineffectiveness.

Cash flow hedges

In January 2012, we entered into forward foreign currency contracts, which have a current outstanding notional value of approximately $5,344,000, and are designated as cash flow hedges. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

Activity related to cash flow hedges recorded during the three months ended March 30, 2012 was as follows:

	For the three months ended March 30, 2012
	Gain (loss) recognized in other comprehensive income	Gain (loss) reclassified into other income (expense)	Gain (loss) for ineffectiveness in other Income (expense)
Cash flow hedges

Foreign currency contracts	$186	$25	$-

The net gain recognized in other comprehensive income for foreign currency contracts is expected to be recognized in other income (expense) within the next nine months.  As of March 30, 2012, no contracts originally designated for hedge accounting were re-designated or terminated.

Our foreign currency forward contract includes a collateral requirement to hold 10% of the USD value of the contract in a segregated restricted collateral money market account. The collateral is fixed for the duration of the contract. At March 30, 2012 the restricted cash balance in our collateral money market account was $750,000.

6. Inventory

	As of
	March 30,	December 30,
	2012	2011
	(In thousands)
Work-in-process	$5,236	$4,877
Finished goods	4,488	5,315
Valuation allowance	(2,117)	(2,081)
	$7,607	$8,111

7. Property and Equipment

		As of
	Useful Life	March 30,	December 30,
	(Years)	2012	2011
		(In thousands)

Production and lab equipment	3 - 8	$7,106	$6,922
Computer equipment	3 - 5	1,646	1,601
Office furniture and fixtures	3	630	630
Computer software	3 - 5	1,730	1,728
Leasehold improvements	3 - 6	1,485	1,492
		12,597	12,373
Less: Accumulated depreciation		(9,174)	(8,733)
		$3,423	$3,640

Depreciation expense was approximately $440,000 and $462,000 for the three months ended March 30, 2012 and April 1, 2011, respectively.

 8. Goodwill and Intangible Assets

The following table summarizes the activity related to the carrying value of our goodwill at March 30, 2012:

	Reportable Segments
	Smart Sensor Solutions	Embedded Security Solutions	Consolidated
	(In thousands)

Goodwill at December 30, 2011	$265	$3,236	$3,501
Impairment	—	—	—
Goodwill at March 30, 2012	$265	$3,236	$3,501

At March 30, 2012 and December 30, 2011, purchased intangible assets consisted of the following:

	As of
	March 30, 2012			December 30, 2011
	Gross carrying value	Accumulated amortization	Net book value	Gross carrying value	Accumulated amortization	Net book value
	(In thousands)

Patents subject to amortization (6-19 years)	$630	164	$466	$630	$150	$480
Customer relationships (6-10 years)	13,838	2,900	10,938	13,838	2,453	11,385
Developed technology (4-9 years)	10,227	2,721	7,506	10,227	2,299	7,928
IC distribution agreement (2 years)	2,020	2,020	-	2,020	2,015	5
Non-compete agreement (2-5 years)	700	259	441	700	211	489
Backlog (1 year)	829	829	-	829	829	-
	$28,244	$8,893	$19,351	$28,244	$7,957	$20,287

Amortization expense for intangible assets amounted to approximately $937,000 and $1,234,000 for the three months ended March 30, 2012 and April 1, 2011, respectively. The weighted average amortization period is 7.1 years. The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending December 30, 2016 is as follows:

Fiscal year	Amount
(In thousands)
2012	$2,812
2013	3,730
2014	3,522
2015	3,208
2016	2,733
$16,005

9. Commitments and Contingencies

Legal Proceedings

There were no material changes in our legal proceedings from the information contained in our Annual Report on the Form 10-K for the year ended December 30, 2011, filed with the SEC March 9, 2012.

In addition, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities.  In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position.  However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

10. Stock Activity and Stock Plans

2011 Shelf Registration Statement

In December 2011, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $100 million of our common and preferred stock, warrants or debt securities. On January 6, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date. Through March 30, 2012, no instruments were issued under this registration statement.

Equity Incentive Plans

            A summary of the stock options activity for the three months ended March 30, 2012 is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding as of December 30, 2011	7,226	$2.91
Granted	118	3.26
Forfeited	(69)	2.72
Exercised	(157)	0.71
Outstanding as of March 30, 2012	7,118	$2.81

The total intrinsic value of options exercised during the three months ended March 30, 2012 was approximately $435,000.

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

A summary of the restricted stock activity for the three months ended March 30, 2012 is presented below:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding as of December 30, 2011	16	$10.39
Granted	-	-
Forfeited	(1)	13.74
Vested/Issued	(2)	13.74
Outstanding as of March 30, 2012	13	$9.80

The total intrinsic value of restricted stock units vested during the three months ended March 30, 2012 was approximately $6,500.

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

 The total unrecognized stock-based compensation for stock option and restricted stock awards accounted for under ASC 718 was approximately $4,411,000 as of March 30, 2012. These awards had a remaining weighted-average period over which they are expected to be recognized of 2.9 years as of March 30, 2012.

The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values were based on estimates at the date of grant as follows:

	Three Months Ended
	March 30, 2012	April 1, 2011
Grant Date Fair Value	$2.13	$2.09
Expected life (in years)	4.9	4.8
Risk free rate	1%	2%
Volatility	84%	76%
Dividend yield	0%	0%
Estimated forfeiture rate	10%	14%

11. Business Acquisitions

Proxure, Inc.

On December 20, 2011, we acquired substantially all of the assets and certain liabilities of Proxure, Inc. ("Proxure") in exchange for $0.2 million in cash and 70,975 shares of our common stock (valued at $0.2 million on December 20, 2011). The sellers, which were retained as employees after the acquisition, may earn additional payments of up to $0.5 million in cash based on levels of revenues attributable to the Proxure business between December 31, 2011 and January 3, 2014. The annual earn-out payments, if any, will be estimated on a quarterly basis and paid subsequent to year end. We will record the estimated contractual obligation as compensation expense during each year as it is deemed probable that such amount will be payable. Due to the forfeiture of payments in the case of selling shareholders employment termination, the earn-out payments are not accounted for as additional contingent consideration but rather as compensation for post acquisition services.

 PeerSec Networks, Inc.

On November 30, 2011, we acquired substantially all of the assets and certain liabilities of PeerSec Networks ("PeerSec") in exchange for $0.9 million in cash and 161,583 shares of our common stock (valued at $0.5 million on November 30, 2011). The sellers, which were retained as employees after the acquisition, were paid an additional $0.6 million in cash at closing which can be required to be repaid to us in the event that the employment of the sellers is terminated, under certain conditions, before June 30, 2012. This $0.6 million has been recorded as a prepaid asset and is being recognized as compensation expense on a pro rata basis over the 7 month period through June 30, 2012. The sellers may earn additional payments of up to $1.0 million in cash based on levels of revenues attributable to the PeerSec business during fiscal years 2012 and 2013. The annual earn-out payments, if any, are determined based on a percentage of revenues attributable to PeerSec in excess of $0.6 million for 2012 and $0.9 million for 2013. We estimated the fair value of the contingent payment based on financial projections of the acquired business and estimated probabilities of achievement. We believe that our assumptions are reasonable, but there is significant judgment involved. Changes in the fair value of contingent consideration liabilities subsequent to the acquisition date will be recorded in the General and Administrative expense caption of our Consolidated Statement of Operations. The fair value of the contingent consideration at the time of the acquisition of $0.8 million was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include discount rates consistent with the level of risk of achievement and probability-adjusted revenue amounts.

Pro forma financial information is not presented as the operating results of the acquired businesses are not material to the consolidated financial statements for the periods presented.

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

 We evaluate the performance of our segments based on  income (loss) from operations. Our Chief Executive Officer does not review any information regarding total assets on an operating segment basis. The accounting policies for segment reporting are the same as for AuthenTec as a whole. The table below presents revenues and operating loss for reportable segments for the three months ended March 30, 2012 and April 1, 2011:

	Reportable segments
	Smart Sensor Solutions	Embedded Security Solutions	Consolidated
	(In thousands)
Three months ended March 30, 2012
Net revenue	$10,438	$7,022	$17,460
Operating income (loss)	(3,750)	2,404	(1,346)

Three months ended April 1, 2011
Net revenue	10,783	4,693	15,476
Operating income (loss)	$(5,769)	577	$(5,192)

The following table is based on the geographic location of OEMs, ODMs and the distributors which purchased our products. For shipments to ODMs, contract manufacturers or distributors, their geographic location may be different from the geographic locations of the ultimate end customers. For the three months ended March 30, 2012 and April 1, 2011, revenue generated from international customers accounted for approximately 70% and 76% of total revenue, respectively.

The majority of our revenue is denominated in U.S. dollars, however we do generate revenue that is denominated in other currencies, mostly Euros and Japanese Yen.

	Three months ended
	March 30,		April 1,
	2012		2011
	Revenue $	% of total	Revenue $	% of total
	(In thousands)

Asia/Pacific	$7,464	43%	$8,353	54%
United States	5,208	30	3,638	24
Japan	2,980	17	2,174	14
Europe	1,629	9	1,246	8
Canada	179	1	65	0
	$17,460	100%	$15,476	100%

% Int'l	70%		76%

The following table outlines the geographic location of our net long-lived assets:

	As of
	March 30, 2012	December 30, 2011
	(In thousands)
Asia/Pacific	$1,783	$1,713
Japan	44	130
United States	1,407	1,246
Europe	189	551
Total	$3,423	$3,640

13. Income Taxes

During the three months ended March 30, 2012 and April 1, 2011, we recorded an income tax provision of approximately $100,000 and $136,000, respectively.  The income tax provision recorded during the fiscal quarter ended March 30, 2012 and April 1, 2011 resulted from profitable results in our foreign entities.

At March 30, 2012 and December 30, 2011, we had unrecognized tax benefits for uncertain tax positions of $1.5 million. None of the balance as of March 30, 2012 would affect our effective tax rate if recognized because it will be offset by the release of a valuation allowance of an equal amount.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  We did not have any interest and penalties related to uncertain tax provisions during the three months ended March 30, 2012.

The tax years 2006 to 2011 remain open to examination by one or more of the major tax jurisdictions in which are subject to taxation on our taxable income.

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

We did not have any restructuring and impairment related charges for the quarter ended March 30, 2012. Below is a listing of the components of the restructuring and impairment related charges for the three months ending April 1, 2011:

(In thousands)
Severance	$318
Legal fees	72
Obligation settlement	(107)
$283

All of the restructuring charges were attributable to the Smart Sensor Solutions segment. There were no amounts in accrued restructuring balances at March 30, 2012.

 15. Recent Accounting Pronouncements

In June 2011, the FASB issued guidance, included in ASC 220, Comprehensive Income, to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either one continuous statement of comprehensive income or two separate statements in which the statement of operations is followed consecutively by a statement that presents the components and total of other comprehensive income, and the total of comprehensive income. We adopted this guidance in the first quarter of 2012, and have reported net income and components of comprehensive income in two separate, but consecutive statements, including a Consolidated Statement of Comprehensive Income (Loss), for all periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to our unaudited consolidated financial statements and accompanying notes contained herein and with the audited consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 30, 2011. Except for the historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to expected future results and business trends that are based upon our current estimate, expectations, and projections about the industry, and upon our beliefs, and certain assumptions we have made that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “guidance,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “prospects,” “outlook,” “forecast,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: the timely introduction of new products, demand for, and market acceptance of, our products, our ability to secure design wins and these design wins leading to future production, our ability to keep pace with ongoing changes in technology, the adoption of our sensors in other applications outside of PC notebooks and wireless devices, the rate at which we increase our activity and opportunities in the wireless market and the growth of the market for mobile and network security solutions, our dependence on a limited number of customers for a significant portion of our revenue and subcontractors for the manufacture of our products, our ability to meet and accurately estimate customer demand for our products, changes in product mix, the actions of existing or future competitors, our ability to successfully integrate acquired businesses in our operations, the ability of our products to meet the exacting specifications of our customers, our ability to become profitable and generate positive cash flow in the future, the impact of litigation, our ability to protect our intellectual property rights, and the impact of the macroeconomic trends on our served markets, as well as other risks detailed from time to time in our SEC filings, including Part I, item 1A of our Annual Report on Form 10-K for the year ended December 30, 2011. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of mobile and network and security solutions for enterprise, government and consumer markets.  We provide a series of products including fingerprint sensors, software and intellectual property (IP) that provide security, convenience, personalization and navigation features in such end products as PCs, tablets, smartphones, printers, network servers and gateways and many other products.  Over the past few years, we have evolved from a mixed-signal semiconductor component supplier to a provider of complete solutions focused on mobile and network security solutions, including smart fingerprint sensors, identity management software and embedded hardware and software security products and solutions. Our portfolio of products has significantly expanded during the past two years, and now includes smart fingerprint sensors, area sensors, fingerprint sensor chipsets and modules, USB fingerprint readers, identity management software and embedded hardware and software products and services. Our expansion has been driven by both internal product development efforts and strategic acquisitions, including our acquisitions of SafeNet’s Embedded Security Solution Division, UPEK, Inc., PeerSec Networks and Proxure, Inc.

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

Our critical accounting policies as of March 30, 2012 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 30, 2011, filed with the SEC March 9, 2012. Please see Note 15 to the Notes to Consolidated Financial Statements for the newly adopted accounting pronouncements.

 Results of Operations

The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Three Months Ended
	March 30, 2012	April 1, 2011

Revenue	100%	100%
Cost of revenue	43	52

Gross margin	57	48

Operating expenses
Research and development	33	38
Selling and marketing	22	26
General and administrative	10	16
Restructuring and impairment related charges	-	2

Total operating expenses	65	82

Loss from operations	(8)	(34)

Total other income (expense), net	-	(2)

Net loss before income taxes	(8)	(36)

Provision for income taxes	1	1

Net loss	(9% )	(37% )

Comparison of the Three Months Ended March 30, 2012 and April 1, 2011

Revenue. Our consolidated revenue was $17.5 million for the three months ended March 30, 2012 as compared to $15.5 million for the three months ended April 1, 2011, an increase of $2.0 million or 13%. Revenue in our Embedded Security Solutions segment increased by $2.3 million mainly due to higher royalties in hardware IP and content protection products while revenue in our Smart Sensor Solutions segment declined by $0.3 million primarily due to $1.0 million decreased shipments of our sensors in the PC and wireless markets from anticipated product transitions, which was somewhat offset by $0.6 million revenue increase in the government access market associated with growth in the China identity market.  Overall average selling prices in the Smart Sensor Solutions Segment increased by three percent (3%) as compared to the same period prior year mostly driven by a higher mix of our government and access control touch sensors.

The following table sets forth our revenue by reportable segment for the periods indicated:

	Three Months Ended
	March 30, 2012	April 1, 2011	% Change
	(In thousands)
Smart Sensor Solutions	$10,438	$10,783	-3%
Embedded Security Solutions	7,022	4,693	50%
Consolidated	$17,460	$15,476	13%

Cost of revenue and gross margin. Our cost of revenue was $7.4 million for the three months ended March 30, 2012 as compared to $8.1 million for the three months ended April 1, 2011, resulting in a gross profit of $10.0 million for the three months ended March 30, 2012 as compared to $7.4 million for the three months ended April 1, 2011, an increase of $2.6 million, or 35%. The decrease in cost of revenue was primarily attributable to higher royalty revenue from a mix of new contracts with no additional costs in the Embedded Security Solutions segment and a change in product mix in the Smart Sensor Solutions segment. Consolidated gross margin was 57% and 48% in the three months ended March 30, 2012 and April 1, 2011, respectively.

The Smart Sensor Solutions segment gross margin was 35% in the three months ended March 30, 2012 as compared to 32% in the same time frame last year. The increase in gross margin for the three months ended March 30, 2012 as compared to the same period prior year was primarily attributed to lower amortization of purchased intangible assets associated with sales backlog which was fully amortized during fiscal year 2011 as well as higher margins on our PC products due to improved costs and wireless products due to introduction of new parts.

Embedded Security Solutions segment gross margin was 91% in the three months ended March 30, 2012 as compared to 84% the three months ended April 1, 2011. The increase in gross margin was primarily driven by higher royalty revenue with no associated costs. The revenue from software licensing fees and royalties contain no or minimal product costs which yield higher profit margin. Cost of goods in the Embedded Security Solutions segment is mostly comprised of the manufacturing costs associated with the integrated circuit chips, amortization expense as a result of acquired amortizable intangible assets and technical support costs. Depending on the revenue partition between hardware and software, profit margin may vary between periods.

Research and development expenses. Research and development expenses were $5.7 million for the three months ended March 30, 2012 as compared to $5.9 million for the three months ended April 1, 2011, a decrease of $0.2 million, or 3%. Research and development expenses were 33% and 38% of revenue for the three months ended March 30, 2012 and April 1, 2011, respectively. The decrease in the first quarter of 2012 was primarily due to the decreased overall labor related costs. Research and development expenses in the Smart Sensor Solutions segment decreased by $0.4 million mostly due to a decrease in labor related costs of $0.6 million as a result of planned labor reduction that took place in mid 2011 and a decrease in direct materials of $0.1 million due to timing of wafer mask purchases. These decreases were slightly offset by $0.3 million compensation charge recorded during the quarter associated with the Proxure acquisition which will continue into the second quarter at which time will be fully expensed. Research and development expenses associated with Embedded Security Solutions segment increased by $0.2 million for the three months ended March 30, 2012 due to increased engineering labor costs as a result of additional R&D personnel to support anticipated projects.

Selling and marketing expenses. Selling and marketing expenses were $3.9 million for the three months ended March 30, 2012, as compared to $4.0 million for the three months ended April 1, 2011, a decrease of $0.1 million, or 3%. Selling and marketing expenses were 22% and 26% of revenue for the three months ended March 30, 2012 and April 1, 2011, respectively. The selling and marketing expenses in Smart Sensor Solutions segment decreased by $0.4 million primarily associated with a decrease in labor and related costs due to a reduction in headcount of $0.1million, a decrease in sales commissions of $0.1 million as a result of lower revenue and a decrease in acquisition related outside services of $0.1 million. The selling and marketing expenses for the Embedded Security Solutions segment increased by $0.3 million for the three months ended March 30, 2012 mostly associated with higher marketing related expenses for new programs.

General and administrative expenses. General and administrative expenses were $1.8 million for the three months ended March 30, 2012 as compared to $2.5 million for the three months ended April 1, 2011, a decrease of $0.7 million or 28%. General and administrative expenses were 10% and 16% of revenue for the three months ended March 30, 2012 and April 1, 2011, respectively. General and administrative expenses decreased by $0.7 million in the Smart Sensor Solutions segment predominately as a result of a decrease in acquisition related legal and accounting costs associated with the UPEK acquisition. The general and administrative expenses in the Embedded Security Solutions segment remained relatively the same as compared to the same period last year.

Restructuring and impairment related charges. There were no restructuring charges for the three months ended March 30, 2012 as compared to $0.3 million for the three months ended April 1, 2011. Restructuring charges were 0% and 2% of revenue for the three months ended March 30, 2012 and April 1, 2011, respectively. As a result of finalization of restructuring activities during the first quarter of 2011, we recorded employment termination benefits of $0.3 million and outside legal and accounting fees of $0.1 million. These costs were slightly offset by $0.1 million credit for an obligation that was settled for less than the contractually obligated amount.

Other income (expense), net. Other net expense was $0.1 million for the three months ended March 30, 2012 as compared to $0.3 million net expense for the three months ended April 1, 2011. Other expense, net decreased by $0.2 million mostly attributable to the foreign currency adjustment.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with the issuance and sale of our common and preferred stock, and senior secured convertible debt. Our cash, cash equivalents and investments were $22.8 million as of March 30, 2012, an increase of $2.3 million from December 30, 2011. The increase in our cash, cash equivalents and investments as of March 30, 2012 was primarily attributable to the cash generated from operations.

	Three Months Ended
	March 30, 2012	April 1, 2011
	(In thousands)
Consolidated statement of cash flows data:
Purchase of property and equipment	$(234)	$(298)

Cash flows from operating activities	2,455	(7,024)
Cash flows from investing activities	(984)	4,802
Cash flows from financing activities	93	68

Operating activities. Net cash provided by operating activities was $2.5 million in the three months ended March 30, 2012. An increase in trade payables and deferred revenue contributed to $2.1 million of cash provided by operating activities. Results from operations, after adjustments for non-cash items such as stock-based compensation and depreciation and amortization contributed to $0.4 million of cash provided by operating activities.

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

Investing activities. Net cash used in investing activities was $1.0 million in the three months ended March 30, 2012, primarily due to $0.8 million cash used for a restricted cash account required for the foreign currency forward purchases and $0.2 million used for purchases of property and equipment.

Net cash provided by investing activities was $4.8 million in the three months ended April 1, 2011, mostly related to maturity of our short-term  investments; offset slightly by $0.3 million used for purchases of property and equipment.

Financing activities. Net cash provided by our financing activities is a result of proceeds received from exercise of stock options for the three months ended March 30, 2012 as well as for the three months ended April 1, 2011.

Our investment policies are designed to provide liquidity, preserve capital and achieve an acceptable return on invested assets. As of March 30, 2012, our investment portfolio consisted primarily of fixed-income securities. The weighted average maturity is longer than twelve months. We utilize investment vehicles such as auction rate securities.

As of March 30, 2012, $3.2 million of our $3.2 million in long-term investments were comprised of preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan backed auction rate security is a state issued note with its underlying student loans being substantially insured by the U.S. government.

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

All of our auction rate securities held at March 30, 2012 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist.

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

Contractual Obligations

There were no material changes during the period covered by this report to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2011.

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

Item 3.                  Quantitative and Qualitative Disclosure About Market Risks

Foreign currency risk. The majority of our revenue is denominated in U.S. dollars, however we do generate revenue that is denominated in other currencies, mostly the Euro and Japanese Yen. We are subject to the risk of our products being more expensive outside the United States if the value of the U.S. dollar increases as compared to the local currency of our customer. This could result in pricing pressure, lower revenue and lower gross margins. Our international sales and research and development operations incur expenses that are denominated in foreign currencies. These expenses increased in fiscal 2011 and 2010 as a result of the acquisitions of SafeNet’s Embedded Security division and UPEK with the main operations of the acquired businesses being located outside the United States. To the extent that we expand our operations into Europe and Asia, the effects of inflation and currency fluctuations could impact our financial condition and results of operations. A ten percent (10%) change in a currency exchange rate could cause an impact to our financial statements of approximately $1.6 million and we could suffer foreign exchange losses associated with such currency fluctuations. From time to time we enter into forward contracts to offset or mitigate the impact of such fluctuations.

Interest rate risk. We had cash, cash equivalents and investments of $22.8 million as of March 30, 2012, which were held for working capital and strategic purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and achieve an acceptable return without significantly increasing our risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk and reduce exposure, we maintain our portfolio of cash equivalents and short-term and long-term investments in investment grade securities that are primarily of a conservative nature. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a material impact on our results from operations.

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

At March 30, 2012, we held $3.2 million in auction rate securities and consider them inactively traded securities. The rate of interest paid on the auction rate securities is determined at auctions held at pre-determined intervals, usually every seven, 28 or 35 days. If sufficient clearing bids are not made in a particular auction, that can result in the inability to liquidate the asset-backed securities in the auction. All of our auction rate securities held as of March 30, 2012 had experienced failed auctions. There can be no assurance that auctions on the auction rate securities in our investment portfolio will succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may decline even further and we may record additional temporary or other than temporary impairment charges.

Credit ratings and the market for debt securities may continue to worsen which may also require us to record other than temporary impairment charges.  A 10% change in interest rates would not have a material impact in the fair value of our investments.  For more information on fair value assumptions please see Note 4, “Fair Value Measurements and Disclosures”, of the financial statements.

Item 4.                  Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of March 30, 2012 to provide reasonable assurance of the achievement of these objectives.

Changes in internal controls. There was no change in our internal control over financial reporting during the quarter ended March 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                  Legal Proceedings.

There were no material changes in our legal proceedings from the information contained in our Annual Report on the Form 10-K for the year ended December 30, 2011, filed with the SEC March 9, 2012.

In addition, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities.  In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position.  However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

Item 1A.               Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2011, which could materially affect our business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There were no material changes during the period covered by this report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2011.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

As part of our initial public offering, on July 2, 2007 we registered 7,500,000 shares of our common stock under Form S-1 (File No. 333-141348), which was declared effective by the SEC on June 26, 2007.

Item 3.                  Defaults upon Senior Securities

None.

Item 4.                  Mine Safety Disclosures

Not applicable.

Item 5.                   Other Information

None.

Item 6.                  Exhibits

10.1	Employment Agreement, dated as of January 2, 2012, between AuthenTec, Inc. and Scott Deutsch†
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.† †
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.† †
101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets at March 30, 2012 and December 30, 2011; (ii) the Consolidated Statements of Operations for the three months ended March 30, 2012 and April 1, 2011; (iii) the Consolidated Statements of Cash Flows for the three months ended March 30, 2012 and April 1, 2011; and (iv) the Notes to the Consolidated Financial Statements – submitted herewith pursuant to Rule 406T.

†	Filed herewith.
††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTEC, INC.

	By:	/s/ Lawrence Ciaccia
Lawrence Ciaccia
Chief Executive Officer
(on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

/s/ Philip Calamia
Philip Calamia
Chief Financial Officer
DATE: May 9, 2012		(as the Registrant’s Principal Financial Officer)