Form 10-Q/A
period 2012-03-30
AUTHENTEC INC
filed 2012-05-11
CIK 1138830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the period ended March 30, 2012, filed with the Securities and Exchange Commission on May 9, 2012 (the “Original Report”). This Amendment No. 1 is being filed solely to amend the certifications by our Chief Executive Officer and Chief Financial Officer that were filed as Exhibits 32.1 and 32.2 to the Original Report, to correct a typographical error whereby an incorrect date was inadvertently provided on the certifications. This Amendment includes new certifications by our Chief Executive Officer and Chief Financial Officer as Exhibits 32.1 and 32.2 hereto. Each certification as corrected was true and correct as of the filing date of the Original Report. Except as described above, we have not modified or updated any other disclosures contained in the Original Report. Accordingly, this Amendment No. 1 continues to speak as of the date of the Original Report and no attempt has been made in this Amended Report to modify or update disclosures in the Original Report except as noted above. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update any related disclosures and information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Original Report with the SEC. Accordingly, this Amendment No. 1 should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.

Item 6.                  Exhibits

10.1	Employment Agreement, dated as of January 2, 2012, between AuthenTec, Inc. and Scott Deutsch†
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.††
31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.††
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.† ††
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.† ††
101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets at March 30, 2012 and December 30, 2011; (ii) the Consolidated Statements of Operations for the three months ended March 30, 2012 and April 1, 2011; (iii) the Consolidated Statements of Cash Flows for the three months ended March 30, 2012 and April 1, 2011; and (iv) the Notes to the Consolidated Financial Statements – submitted herewith pursuant to Rule 406T.†

†	Incorporated by reference to the corresponding exhibit to the original report.
††	Filed herewith.
†††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTEC, INC.

	By:	/s/ Lawrence Ciaccia
Lawrence Ciaccia
Chief Executive Officer
(on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

/s/ Philip Calamia
Philip Calamia
Chief Financial Officer
DATE: May 11, 2012		(as the Registrant’s Principal Financial Officer)

4