Form 10-Q
period 2012-06-29
AUTHENTEC INC
filed 2012-08-08
CIK 1138830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2012

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

At August 7, 2012 there were 44,786,029 shares of common stock outstanding.

AUTHENTEC, INC.
TABLE OF CONTENTS

		Page No.
Part I — Financial Information

Item 1.	Consolidated Financial Statements	3
	Consolidated Balance Sheets at June 29, 2012 and December 30, 2011	3
	Consolidated Statements of Operations for the three and six months ended June 29, 2012 and July 1, 2011	4
	Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 29, 2012 and July 1, 2011	5
	Consolidated Statements of Cash Flows for the six months ended June 29, 2012 and July 1, 2011	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s discussion and analysis of financial condition and results of operation	19
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	25
Item 4.	Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Default Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information

Item 6.	Exhibits	27

Signatures		28

Exhibit Index

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets at June 29, 2012 and December 30, 2011; (ii) the Consolidated Statements of Operations for the three and six month periods ended June 29, 2012 and July 1, 2011; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 29, 2012 and July 1, 2011; (iv)the Consolidated Statements of Cash Flows for the six months ended June 29, 2012 and July 1, 2011; and (v) the Notes to the Consolidated Financial Statements – submitted herewith pursuant to Rule 406T.

AuthenTec, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	As of
	June 29, 2012	December 30, 2011
Assets
Current assets
Cash and cash equivalents	$21,316	$17,200
Restricted cash	750	-
Accounts receivable, net of allowances of $92 and $67, respectively	9,617	9,444
Inventory	9,704	8,111
Other current assets	1,690	1,716
Total current assets	43,077	36,471

Long-term investments	3,236	3,249
Purchased intangible assets	18,413	20,287
Goodwill	3,501	3,501
Property and equipment, net	3,452	3,640
Total assets	$71,679	$67,148

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,920	$3,539
Accrued compensation and benefits	3,163	4,399
Accrued litigation related legal fees	-	114
Other accrued liabilities	4,256	2,634
Deferred revenue	5,970	4,145
Total current liabilities	21,309	14,831

Deferred rent	308	398
Other liabilities	354	768
Total liabilities	21,971	15,997

Commitments and contingencies (see note 9)

Stockholders’ equity
Common stock, $.01 par value; 100,000 shares authorized; 44,735 and 44,311 issued and outstanding at June 29, 2012 and December 30, 2011	448	443
Additional paid-in capital	194,022	192,694
Accumulated other comprehensive income	23	50
Accumulated deficit	(144,785)	(142,036)
Total stockholders’ equity	49,708	51,151
Total liabilities and stockholders’ equity	$71,679	$67,148

 See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenue	20,547	16,211	38,007	31,687

Cost of revenue	8,755	8,464	16,176	16,515

Gross profit	11,792	7,747	21,831	15,172

Operating expenses
Research and development	6,047	6,477	11,776	12,364
Selling and marketing	4,333	4,077	8,231	8,067
General and administrative	2,442	1,740	4,201	4,198
Restructuring and impairment related charges	-	39	-	322

Total operating expenses	12,822	12,333	24,208	24,951

Loss from operations	(1,030)	(4,586)	(2,377)	(9,779)

Other income (expense):
Interest income	13	29	24	58
Other expenses	92	(146)	10	(449)
Total other income (expense), net	105	(117)	34	(391)

Loss before provision for income taxes	(925)	(4,703)	(2,343)	(10,170)

Provision for income taxes	306	141	406	276

Net loss	$(1,231)	$(4,844)	$(2,749)	$(10,446)

Net loss per common share, basic	$(0.03)	$(0.11)	$(0.06)	$(0.24)

Net loss per common share, diluted	$(0.03)	$(0.11)	$(0.06)	$(0.24)

Shares used in computing basic net loss per common share	44,608	43,753	44,505	43,677

Shares used in computing diluted net loss per common share	44,608	43,753	44,505	43,677

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands)

Net loss	$(1,231)	$(4,844)	$(2,749)	$(10,446)
Unrealized gain (loss) on AFS investments	7	68	(13)	65
Currency translation adjustment	(73)	107	(24)	327
Net gain(loss) on derivative hedging instruments	(182)	-	4	-
Comprehensive loss	$(1,479)	$(4,669)	$(2,782)	$(10,054)

See Notes to Consolidated Financial Statements

AuthenTec, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2012	July 1, 2011
Cash flows from operating activities
Net loss	(2,749)	(10,446)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,731	3,718
Amortization of deferred rent	(74)	(59)
Increase in bad debt provision	21	6
Increase in inventory provision	186	668
Stock-based compensation expense	959	1,553
Decrease in investment discounts/premiums	-	193
Loss on disposals of fixed assets	11	16
Decrease (increase) in assets, net of effects of acquisitions:
Accounts receivable	(369)	(1,791)
Inventory	(1,778)	(2,265)
Other assets	(60)	12
Increase (decrease) in liabilities, net of effects of acquisitions:
Accounts payable	4,521	350
Accrued compensation and benefits and other accrued liabilities	91	(1,059)
Accrued litigation related legal fees	(114)	(724)
Deferred revenue	1,825	(1,297)
Net cash provided by (used in) operating activities	5,201	(11,125)
Cash flows from investing activities
Purchase of property and equipment	(679)	(433)
Increases to restricted cash	(750)	—
Redemption of available-for-sale investments	—	5,100
Net cash provided by (used in) investing activities	(1,429)	4,667
Cash flows from financing activities
Proceeds from exercise of stock options, net of tax withholdings	375	48
Net cash provided by financing activities	375	48
Effect of exchange rates on cash and cash equivalents	(31)	95
Net increase (decrease) in cash and cash equivalents	4,116	(6,315)
Cash and cash equivalents, beginning of period	17,200	13,280
Cash and cash equivalents, end of period	$21,316	$6,965

Supplemental non-cash disclosures
Accrued purchase of property and equipment	$-	$168

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements include the accounts of AuthenTec, Inc and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.  In our opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of our results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included.  Operating results for the three months ended June 29, 2012 are not indicative of the results that may be expected for the year ending December 28, 2012 or for any other period.

Revenue Recognition - Software Contracts Requiring Contract Accounting

A majority of our software sales do not require significant production, modification or customization at the time of delivery to the customer, however, at times we enter into certain multiple element arrangements that include the sale of software with other elements that involve services to provide significant production, modification, or customization of the software. Under these arrangements, software license fees and professional service revenues are recognized using the percentage-of-completion method over the customization period, which generally ranges from 3 to 24 months. For contracts with customization period that is less than 3 months, we recognize revenue based on the completed contract method. Under the percentage-of-completion method, revenues and profits are recognized throughout the term of the customization based upon estimates of total labor hours incurred and revenues to be generated over the term of the customization. Changes in estimates of total labor hours and the related effect on the timing of revenues and profits are recognized in the period in which they are determinable. Accordingly, changes in these estimates could occur and have a material effect on our operating results in the period of change.

Revenue Recognition – Smart Sensors

Certain of our smart sensor sales are made to distributors under agreements providing for price protection and limited right of return on unsold merchandise.  Revenue and cost relating to distributor sales are deferred until the product is sold by the distributor.  Related revenue and costs are then reflected in income based on sales reported by distributors.  As of June 29, 2012, the deferred cost of sales included in inventory related to these distributor sales was $92,000, and the deferred revenue was $263,000.

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

2. Net Income (Loss) Per Share

We calculate net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share. Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities, which consist of common stock options and restricted stock awards.. The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands, except per share data)
Numerator:
Net loss	$(1,231)	$(4,844)	$(2,749)	$(10,446)

Denominator:
Denominator for basic loss per share - weighted average common shares outstanding	44,608	43,753	44,505	43,677
Effect of dilutive securities:
Stock options and restricted stock units	-	-	-	-
Warrants to purchase common stock	-	-	-	-

Denominator for diluted loss per share - weighted average common shares and potential common shares outstanding	44,608	43,753	44,505	43,677

Basic net loss per share	$(0.03)	$(0.11)	$(0.06)	$(0.24)
Diluted net loss per share	$(0.03)	$(0.11)	$(0.06)	$(0.24)

Basic net loss per common share for the three and six months ended June 29, 2012 and July 1, 2011 were the same as diluted net loss per common share for the same periods due to the net losses for such periods. The following table presents the potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per common share for the three and six months ended June 29, 2012 and July 1, 2011, respectively, because their inclusion would have had an anti-dilutive effect:

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(In thousands)
Options to purchase common stock and non-vested restricted stock awards	7,252	5,970	7,362	6,042

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

 The amortized cost, gross unrealized gains and losses, and fair value of investments, by type, were as follows:

	As of
	Amortized cost		Unrealized gains/(losses)		Fair value
	June 29, 2012	December 30, 2011	June 29, 2012	December 30, 2011	June 29, 2012	December 30, 2011
			(In thousands)
Auction rate securities (AFS)	$3,500	3,500	(264)	(251)	3,236	3,249

The amortized cost and fair value of available-for-sale investments as of June 29, 2012 and December 30, 2011, by contractual maturity, were as follows:

	As of
	Amortized cost		Fair value		Unrealized gains/(losses)
	June 29, 2012	December 30, 2011	June 29, 2012	December 30, 2011	June 29, 2012	December 30, 2011
	(In thousands)
Due after ten years	1,100	1,100	988	993	(112)	(107)
Preferred stock auction rate securities	2,400	2,400	2,248	2,256	(152)	(144)
Total	$3,500	$3,500	$3,236	$3,249	$(264)	$(251)

The fair value of investments with gross unrealized losses by investment type and length of time that individual securities haven been in a continuous loss position were as follows:

	As of June 29, 2012
	Less than 12 months		12 months or greater		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Available-for-sale investments	(In thousands)
Auction rate securities - student loan	$—	$—	$(112)	$988	$(112)	$989
Auction rate securities - preferred stock	—	—	(152)	2,248	(152)	2,247
Total	$-	$-	$(264)	$3,236	$(264)	$3,236

	As of December 30, 2011
	Less than 12 months		12 months or greater		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Available-for-sale investments	(In thousands)
Auction rate securities - student loan	$—	$—	$993	$(107)	$993	$(107)
Auction rate securities - preferred stock	—	—	2,256	(144)	2,256	(144)
Total	$—	$—	$3,249	$(251)	$3,249	$(251)

As of June 29, 2012 and December 30, 2011, all of our investments were comprised of preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan backed auction rate security is a state issued note with its underlying student loans being substantially insured by the U.S. government.

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

All of our auction rate securities held at June 29, 2012 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or nonexistent.

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

Recurring Fair Value Measurements

The fair values of assets based on the level of inputs are summarized below:

	Fair Value Measurements
	As of June 29, 2012					As of December 30, 2011
Description	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)	Fair value total	Level 1	Level 2	Level 3	Gains (losses)
Available-for-sale investments	(In Thousands)					(In thousands)
Money market and treasury funds	$10,906	$10,906	$—	$—	$—	$10,454	$10,454	$—	$—	$—
Foreign exchange forward contracts	75	—	75	—	75	—	—	—	—	—
Auction rate securities	3,236	—	—	3,236	(264)	3,249	-	—	3,249	(251)
Total	$14,217	$10,906	$75	$3,236	$(189)	$13,703	$10,454	$—	$3,249	$(251)

The fair values of liabilities based on the level of inputs are summarized below:

	Fair Value Measurements
	As of June 29, 2012					As of December 30, 2011
Description	Fair Value Total	Level 1	Level 2	Level 3	Gains (losses)	Fair value total	Level 1	Level 2	Level 3	Gains (losses)
	(In Thousands)					(In thousands)
Foreign exchange forward contracts	$71	$—	$71	$—	$71	$—	$—	$—	$—	$—
Contingent consideration liability	770	—	—	770	—	770	—	—	770	—
Total	$841	$—	$71	$770	$71	$770	$—	$—	$770	$—

In measuring fair value where Level 1 inputs were available, we used a single valuation technique which valued our securities based on quoted market prices. At June 29, 2012, our money market funds were measured using Level 1 inputs and the fair value was based on daily observable trades.

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

 As of June 29, 2012, we held foreign currency forward contracts to hedge Euro and Czech Crown currencies which had a fair value of approximately $4,000 based on third party quotations.

At June 29, 2012, our investments in auction rate securities were measured using unobservable inputs with a fair value of approximately $3.2 million which represented approximately 23% of total assets subject to fair value measurements on a recurring basis.  The student loan backed auction rate security with a fair value of approximately $1.0 million and the preferred stock auction rate security with a fair value of approximately $2.2 million remain in Level 3 at June 29, 2012.

The fair values of our auction rate securities  as of June 29, 2012  are based on  an estimation employing a discounted cash flow model for each of the auction rate security using credit related discount rates and term to recovery as key inputs.

The significant inputs for the valuation model of our student loan auction rate security include the following weighted averages:  Term to recovery: 5.5 years; Liquidity discount: 11.3%; Discount rate: 1.6%.

The significant inputs for the valuation model of our preferred stock auction rate security include the following weighted averages:  Term to recovery: 3 years; Liquidity discount: 7.5%; Discount rate: 1%.

   The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the six months ended June 29, 2012:

Description	Total	Auction Rate Securities
	(In Thousands)

Beginning balance December 30, 2011	3,249	$3,249

Realized/unrealized gains and losses
Included in earnings	—	—
Included in other comprehensive income (loss)	(20)	(20)

Ending balance March 30, 2012	3,229	3,229

Realized/unrealized gains and losses
Included in earnings	—	—
Included in other comprehensive income (loss)	7	7

Ending balance June 29, 2012	3,236	3,236

As of June 29, 2012, we classified $3.2 million of investments in ARS as long-term due to the fact that they had experienced failed auctions. Our money market and treasury funds with a value of $10.9 million have a maturity of ninety days or less and therefore are classified as cash and cash equivalents on our Consolidated Balance Sheet.

At June 29, 2012, the estimated fair value of our investments in ARS was $264,000 less than its cost. As we intend to hold on to these securities until the sooner of a recovery in the ARS market or a call of the securities by the issuer and it is more-likely-than-not that we will not be required to sell this ARS prior to recovery, we did not record other-than-temporary impairment charges in the fiscal quarter ended June 29, 2012.

During the fiscal quarter ended June 29, 2012 we recorded $7,000 in unrealized gain on our available-for-sale investments which was recorded in accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at June 29, 2012.

We will continue to monitor these securities and may be required to record temporary or other-than-temporary impairment charge in the future.

As a result of our acquisition of PeerSec Networks, a contingent consideration payment may be due by us if certain revenue targets are achieved during the earn-out period. The revenue target calculation requires accumulated annual 2012 product revenue to exceed $600,000 and accumulated annual 2013 product revenue to exceed $900,000, adjusted for certain deferred revenue items. We estimate the fair value of the contingent payment using Level 3 inputs that are based on financial projections of the acquired business and estimated probabilities of achievement. The significant inputs for the valuation model of the contingent consideration payment include a range of possible revenue between $600,000 and $1,600,000 in 2012 and between $900,000 and $1,900,000 in 2013 with a weighted average revenue of $990,000 in 2012 and $1,390,000 in 2013 and a present value factor of 16.9%. We believe that our estimates and assumptions are reasonable, but there is significant judgment involved. At June 29, 2012 we valued the contingent consideration at approximately $770,000 and have included the current portion in the amount of $416,000 in other current liabilities and the long-term portion in the amount of $354,000 in other long-term liabilities (please see Note 11, Business Acquisitions, for more information).

            The table below provides a reconciliation of all liabilities measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the six months ended June 29, 2012:

Description	Total	Contingent Consideration
	(In Thousands)

Beginning balance December 30, 2011	$770	$770

Fair value measurements recorded	—	—

Ending balance March 30, 2012	$770	$770

Fair value measurements recorded	—	—

Ending balance June 29, 2012	$770	$770

We will continue to monitor these liabilities and may be required to record fair value measurement in the future.

Non-recurring Fair Value Measurements

We did not have any non-financial liabilities as of June 29, 2012. Our non-financial assets are reviewed for potential impairment and considered for the need to perform an impairment test pursuant to ASC 360-40, Property Plant and Equipment, Derecognition.

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

We enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, our derivative instruments are expected to be highly effective. Hedge ineffectiveness, if material to the financial results, is recognized as incurred under the caption of other income (expense) in our Consolidated Statement of Operations. For the six months ended June 29, 2012, we did not recognize any amounts related to hedge ineffectiveness.

Cash flow hedges

In January 2012, we entered into forward foreign currency contracts, which have a current outstanding notional value of approximately $3,566,000, and are designated as cash flow hedges. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

Activity related to cash flow hedges recorded during the three and six months ended June 29, 2012 was as follows:

	For the three months ended June 29, 2012			For the six months ended June 29, 2012
	Loss recognized in other comprehensive income	Loss reclassified into other income (expense)	Gain (loss) for ineffectiveness in other Income (expense)	Gain recognized in other comprehensive income	Gain reclassified into other income (expense)	Gain (loss) for ineffectiveness in other Income (expense)
Cash flow hedges

Foreign currency contracts	$(182)	$(10)	$-	$4	$15	$-

The net gain recognized in other comprehensive income for foreign currency contracts is expected to be recognized in other income (expense) within the next six months.  As of June 29, 2012, no contracts originally designated for hedge accounting were re-designated or terminated.

Our foreign currency forward contract includes a collateral requirement to hold 10% of the USD value of the contract in a segregated restricted collateral money market account. The collateral is fixed for the duration of the contract. At June 29, 2012 the restricted cash balance in our collateral money market account was $750,000.

6. Inventory

	As of
	June 29, 2012	December 30, 2011
	(In thousands)
Work-in-process	$6,732	$4,877
Finished goods	5,156	5,315
Valuation allowance	(2,184)	(2,081)
	$9,704	$8,111

7. Property and Equipment

				As of
	Useful Life (Years)			June 29, 2012	December 30, 2011
				(In thousands)

Production and lab equipment	3	-	8	$7,400	$6,922
Computer equipment	3	-	5	1,687	1,601
Office furniture and fixtures			3	638	630
Computer software	3	-	5	1,829	1,728
Leasehold improvements	3	-	6	1,490	1,492
				13,044	12,373
Less: Accumulated depreciation				(9,592)	(8,733)
				$3,452	$3,640

Depreciation expense was approximately $416,000 and $856,000 for the three and six months ended June 29, 2012, respectively, and $468,000 and $930,000 for the three and six months ended July 1, 2011, respectively.

8. Goodwill and Intangible Assets

The following table summarizes the activity related to the carrying value of our goodwill at June 29, 2012:

	Reportable Segments
	Smart Sensor Solutions	Embedded Security Solutions	Consolidated
	(In thousands)

Goodwill at December 30, 2011	$265	$3,236	$3,501
Impairment	—	—	—
Goodwill at June 29, 2012	$265	$3,236	$3,501

At June 29, 2012 and December 30, 2011, purchased intangible assets consisted of the following:

	Gross carrying value	Accumulated amortization	Net book value	Gross carrying value	Accumulated amortization	Net book value
	(In thousands)

Patents subject to amortization (6-19 years)	630	179	$451	630	$150	$480
Customer relationships subject to amortization (6-9 years)	13,838	3,348	10,490	13,838	2,453	11,385
Developed technology subject to amortization (5-7 years)	10,227	3,146	7,081	10,227	2,299	7,928
Integrated circuit distribution agreement subject to amortization (5 years)	2,020	2,021	(1)	2,020	2,015	5
Non-compete agreement subject to amortization (5 years)	700	308	392	700	211	489
Backlog (less than 1 year)	829	829	-	829	829	-
	$28,244	$9,831	$18,413	$28,244	$7,957	$20,287

Amortization expense for intangible assets amounted to approximately $938,000 and $1,875,000 for the three and six months ended June 29, 2012, respectively, and $1,554,000 and $2,788,000 for the three and six months ended July 1, 2011, respectively. The weighted average amortization period is 7.1 years. The remaining estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending December 30, 2016 is as follows:

Fiscal year	Amount
(In thousands)
2012	$1,875
2013	3,730
2014	3,522
2015	3,208
2016	2,733
$15,068

9. Commitments and contingencies

Legal Proceedings

Between July 30, 2012 and August 7, 2012, nine putative class action complaints were filed on behalf of alleged public stockholders of AuthenTec.  Seven of the lawsuits, Lee v. AuthenTec, Inc., et al., Case No. 7735, Perez, v. AuthenTec, Inc., et al., Case No. 7739, Safdeye v. AuthenTec, Inc., et al., Case No. 7741, Hooten v. AuthenTec, Inc., et al., Case No. 7748, Cambareri v. AuthenTec, Inc., et al., Case No. 7751, Dolan v. Ciaccia, et al., Case No. 7754, and Sullivan v. AuthenTec, Inc., et al., Case No. 7756, were filed in the Court of Chancery for the State of Delaware.  Two of the lawsuits, Brown v. AuthenTec, Inc., et al., Case No. 05-2012-CA57589, and Hogan v. AuthenTec, Inc., et al., 05-2012-CA-046127, were filed in the Circuit Court of the Eighteenth Judicial Circuit for Brevard County, Florida.  The defendants include AuthenTec, members of AuthenTec’s board of directors, Apple Inc. (“Apple”), and Apple’s wholly owned subsidiary, Bryce Acquisition Corporation.  The lawsuits allege, among other things, that AuthenTec’s directors breached their fiduciary duties in connection with the proposed merger of Bryce Acquisition Corporation into AuthenTec, with AuthenTec surviving the merger as a wholly subsidiary of Apple, by failing to maximize stockholder value and that Apple and Bryce Acquisition Corporation aided and abetted the various breaches of fiduciary duty.  Among other things, the lawsuits seek to enjoin AuthenTec and its directors from consummating the proposed merger.

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

 10. Stock-Based Compensation

A summary of the stock options activity for the six months ended June 29, 2012 is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding as of December 30, 2011	7,226	$2.91
Granted	168	3.28
Forfeited	(127)	2.95
Exercised	(415)	1.00
Outstanding as of June 29, 2012	6,852	$2.87

The total intrinsic value of options exercised during the six months ended June 29, 2012 was approximately $1,089,000.

A summary of the restricted stock activity for the six months ended June 29, 2012 is presented below:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding as of December 30, 2011	16	$10.39
Granted	-	3.46
Forfeited	(1)	13.74
Vested/Issued	(12)	12.25
Outstanding as of June 29, 2012	3	$2.45

The total intrinsic value of restricted stock units vested during the six months ended June 29, 2012 was approximately $53,000.

The total unrecognized stock-based compensation for stock option and restricted stock awards accounted for under ASC 718 was approximately $4,156,000 as of June 29, 2012. These awards had a remaining weighted-average period over which they are expected to be recognized of 2.8 years as of June 29, 2012

The weighted average estimated values of stock option grants, as well as the weighted average assumptions used in calculating these values were based on estimates at the date of grant as follows:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Grant Date Fair Value	$2.15	$0.60	$2.14	$1.50
Expected life (in years)	4.9	1.1	4.9	3.3
Risk free rate	1%	0%	1%	1%
Volatility	83%	51%	84%	66%
Dividend yield	0%	0%	0%	0%
Estimated forfeiture rate	10%	12%	10%	12%

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

12. Segment Information

Segment reporting, under the guidance of ASC 280, Segment Reporting, requires disclosures of certain information regarding reportable segments, products and services, geographic areas of operation and major customers. Segment reporting is based upon the “management approach,” which requires management to organize AuthenTec's reportable segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

The table below presents revenues and operating loss for reportable segments:

	Reportable segments
	Smart Sensor Solutions	Embedded Security Solutions	Consolidated
	(In thousands)
Three months ended June 29, 2012
Net revenue	$12,682	$7,865	$20,547
Operating income (loss)	(3,654)	2,624	(1,030)

Three months ended July 1, 2011
Net revenue	11,315	4,896	16,211
Operating income (loss)	(4,344)	(242)	(4,586)

Six months ended June 29, 2012
Net revenue	23,121	14,886	38,007
Operating income (loss)	(7,405)	5,028	(2,377)

Six months ended July 1, 2011
Net revenue	22,097	9,590	31,687
Operating loss	$(10,123)	$344	$(9,779)

The following table is based on the geographic location of OEMs, ODMs and the distributors which purchased our products. For shipments to ODMs, contract manufacturers or distributors, their geographic location may be different from the geographic locations of the ultimate end customers. For the three months ended June 29, 2012 and July 1, 2011, revenue generated from international customers accounted for approximately 71% and 79% of total revenue, respectively. For the six months ended June 29, 2012 and July 1, 2011, revenue generated from international customers accounted for approximately 70% and 78% of total revenue, respectively.

The majority of our revenue is denominated in U.S. dollars, however we do generate revenue that is denominated in other currencies, mostly Euros and Japanese Yen.

	Three months ended				Six months ended
	June 29, 2012		July 1, 2011		June 29, 2012		July 1, 2011
	Revenue $	% of total	Revenue $	% of total	Revenue $	% of total	Revenue $	% of total
	(In thousands)				(In thousands)

Asia/Pacific	$7,779	38%	$8,124	50%	$15,243	40%	$16,477	52%
Japan	5,598	27	2,584	16	8,578	23	4,758	15
Americas	5,993	29	3,634	22	11,380	30	7,337	23
Europe	1,177	6	1,869	12	2,806	7	3,115	10
	$20,547	100%	$16,211	100%	$38,007	100%	$31,687	100%

The following table is based on the geographic location of our net long-lived assets:

	As of
	June 29, 2012	December 30, 2011
	(In thousands)

Asia Pacific	$1,767	$1,713
Japan	30	130
United States	1,459	1,246
Europe	196	551
Total	$3,452	$3,640

13. Income Taxes

For the three months ended June 29, 2012 and July 1, 2011, we recorded an income tax provision of approximately $306,000 and $141,000, respectively. For the six months ended June 29, 2012 and July 1, 2011, we recorded an income tax provision of approximately $406,000 and $276,000, respectively.  The income tax provision recorded during the three and six months ended June 29, 2012 and July 1, 2011 resulted from profitable results in certain of our foreign entities as well as foreign withholding taxes.

            At June 29, 2012 and December 30, 2011, we had unrecognized tax benefits for uncertain tax positions of $1.5 million. None of the balance as of June 29, 2012 would affect our effective tax rate if recognized because it would be offset by the release of a valuation allowance of an equal amount. We do not expect to utilize any portion of our uncertain tax positions during the remainder of 2012.

We recognize interest and penalties related to uncertain tax positions in income tax expense. We did not have any interest and penalties related to uncertain tax provisions during the three and six months ended June 29, 2012.

The tax years 2006 to 2011 remain open to examination by one or more of the major tax jurisdictions in which are subject to taxation on our taxable income.

 14. Restructuring and Impairment Related Charges

On November 9, 2010, we announced a global restructuring plan related to our acquisition of UPEK, following an assessment of the combined organization’s operations, global functions, and human resources in view of AuthenTec's global strategy and cost reduction initiatives. The restructuring plan, which was fully completed during the year 2011, is intended to integrate and streamline operations across the integrated organization.

We did not have any restructuring and impairment related charges for the three and six months ended June 29, 2012. Below is a listing of the components of the restructuring and impairment related charges for the three and the six months ended July 1, 2011:

	Three Months Ended	Six Months Ended
Severance	$39	$357
Legal fees	7	79
Obligation settlement	(7)	(114)
	$39	$322

All of the restructuring charges were attributable to the Smart Sensor Solutions segment. There were no amounts in accrued restructuring balances at June 29, 2012.

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

16. Subsequent Events

On July 26, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Apple, and Bryce Acquisition Corporation, a wholly owned subsidiary of Apple (“Merger Sub”), providing for the merger of Merger Sub into AuthenTec (the “Merger”), with AuthenTec surviving the Merger as a wholly owned subsidiary of Apple. The Merger Agreement was unanimously approved by AuthenTec’s Board of Directors.

At the effective time of the Merger, each share of AuthenTec common stock issued and outstanding immediately prior to the effective time (other than shares (i) held by AuthenTec in treasury, (ii) owned directly or indirectly, by any of AuthenTec’s wholly owned subsidiaries, Apple, or Merger Sub or any other direct or indirect wholly owned subsidiary of Apple, or (iii) held by stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will be automatically cancelled and converted into the right to receive $8.00 in cash, without interest.

Consummation of the Merger is subject to customary closing conditions, including without limitation (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of AuthenTec’s common stock entitled to vote thereon, (ii) the absence of any legal restraint enjoining or prohibiting the Merger, (iii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain foreign antitrust approvals, (iv) the absence of a material adverse effect on AuthenTec, (v) the absence of any pending or threatened litigation initiated by the Federal Trade Commission or the Antitrust Division of the Department of Justice under certain antitrust laws or any related legal restraint and (vi) certain other customary conditions. Consummation of the Merger is not subject to any financing contingencies

We cannot provide any assurance that these closing conditions will be satisfied and the Merger will be completed, however, if such closing conditions are satisfied, we anticipate that the Merger will be completed in late September 2012 or in the fourth quarter of 2012.

A further description of the Merger Agreement is contained in our Current Report on Form 8-K filed with the SEC on July 27, 2012, and a copy of the Merger Agreement is attached thereto as Exhibit 2.1.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to expected future results and business trends that are based upon our current estimate, expectations, and projections about the industry, and upon our beliefs, and certain assumptions we have made that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “guidance,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “prospects,” “outlook,” “forecast,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: any conditions imposed in connection with the proposed Merger, adoption of the Merger Agreement by our stockholders, the satisfaction of various other conditions to the closing of the Merger contemplated by the Merger Agreement, including the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain foreign antitrust approvals, the outcome of any legal proceedings that may be instituted against us related to the Merger Agreement,  the timely introduction of new products, demand for, and market acceptance of, our products, our ability to secure design wins and these design wins leading to future production, our ability to keep pace with ongoing changes in technology, the adoption of our sensors in other applications outside of PC notebooks and wireless devices, the rate at which we increase our activity and opportunities in the wireless market and the growth of the market for mobile and network security solutions, our dependence on a limited number of customers for a significant portion of our revenue and subcontractors for the manufacture of our products, our ability to meet and accurately estimate customer demand for our products, changes in product mix, the actions of existing or future competitors, our ability to successfully integrate acquired businesses in our operations, the ability of our products to meet the exacting specifications of our customers, our ability to become profitable and generate positive cash flow in the future, the impact of litigation, our ability to protect our intellectual property rights, and the impact of the macroeconomic trends on our served markets, as well as other risks detailed from time to time in our SEC filings, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2011 and Part II, Item 1A of this Quarterly Report or Form 10-Q. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

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

Recent Developments

Merger Agreement

On July 26, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Apple Inc. (“Apple”), and Bryce Acquisition Corporation, a wholly owned subsidiary of Apple (“Merger Sub”), providing for the merger of Merger Sub into AuthenTec (the “Merger”), with AuthenTec surviving the Merger as a wholly owned subsidiary of Apple. The Merger Agreement was unanimously approved by AuthenTec’s Board of Directors.

At the effective time of the Merger, each share AuthenTec common stock issued and outstanding immediately prior to the effective time (other than shares (i) held by AuthenTec in treasury, (ii) owned directly or indirectly, by any of AuthenTec’s wholly owned subsidiaries, Apple, or Merger Sub or any other direct or indirect wholly owned subsidiary of Apple, or (iii) held by stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will be automatically cancelled and converted into the right to receive $8.00 in cash, without interest.

Consummation of the Merger is subject to customary closing conditions, including without limitation (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of AuthenTec's common stock entitled to vote thereon, (ii) the absence of any legal restraint enjoining or prohibiting the Merger, (iii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain foreign antitrust approvals, (iv) the absence of a material adverse effect on AuthenTec, (v) the absence of any pending or threatened litigation initiated by the Federal Trade Commission or the Antitrust Division of the Department of Justice under certain antitrust laws or any related legal restraint and (vi) certain other customary conditions. Consummation of the Merger is not subject to any financing contingencies.

We cannot provide any assurance that these closing conditions will be satisfied and the Merger will be completed, however, if such closing conditions are satisfied, we anticipate that the Merger will be completed in late September 2012 or in the fourth quarter of 2012.

A further description of the Merger Agreement is contained in our Current Report on Form 8-K filed with the SEC on July 27, 2012, and a copy of the Merger Agreement is attached thereto as Exhibit 2.1.

Commercial Agreements

On July 26, 2012, we also entered into an Intellectual Property and Technology Agreement (the “IP Agreement”) and a Development Agreement (the “Development Agreements”) with Apple. The IP Agreement provides Apple with the right to acquire non-exclusive licenses and certain other rights with respect to our hardware technology, software technology and patents.   For the right to acquire such non-exclusive licenses and other rights, Apple has agreed to pay us $20.0 million within 30 days of the date of the IP Agreement. Apple has 270 days from the date of the IP Agreement to choose, in its sole discretion, to license certain hardware technology and patents and/or certain software technology and patents on a perpetual, non-exclusive basis for an aggregate sum of up to $115.0 million.

Under the Development Agreement we have agreed to perform certain non-recurring engineering services for Apple for product development and will receive payment of a total of up to $7.5 million for performance of the development work. New intellectual property resulting from these services will be owned by Apple and certain limited licenses with respect to these services and resulting work product will be granted by the parties. We are acting as an independent contractor under the terms of the Development Agreement.

A further description of the IP Agreement and the Development Agreement is contained in our Current Report on Form 8-K filed with the SEC on July 27, 2012, and copies of the IP Agreement and the Development Agreement are attached thereto as Exhibits 10.1 and 10.2, respectively.

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

Our critical accounting policies as of June 29, 2012 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 30, 2011, filed with the SEC March 9, 2012, except for application of accounting for software contracts requiring contract accounting on a percentage-of-completion basis which became applicable to us during the quarter ended June 29, 2012 as described below. Please see Note 15 to the Notes to Consolidated Financial Statements for the newly adopted accounting pronouncements.

Software Contracts Requiring Contract Accounting

A majority of our software sales do not require significant production, modification or customization at the time of delivery to the customer, however, at times we enter into certain multiple element arrangements that include the sale of software with other elements that involve services to provide significant production, modification, or customization of the software. Under these arrangements, software license fees and professional service revenues are recognized using the percentage-of-completion method over the customization period, which generally ranges from 3 to 24 months. For contracts with customization period that is less than 3 months, we recognize revenue based on the completed contract method. Under the percentage-of-completion method, revenues and profits are recognized throughout the term of the customization based upon estimates of total labor hours incurred and revenues to be generated over the term of the customization. Changes in estimates of total labor hours and the related effect on the timing of revenues and profits are recognized in the period in which they are determinable. Accordingly, changes in these estimates could occur and have a material effect on our operating results in the period of change.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Revenue	100%	100%	100%	100%
Cost of revenue	43	52	43	52

Gross margin	57	48	57	48

Operating expenses
Research and development	29	40	31	39
Selling and marketing	21	25	22	25
General and administrative	12	11	11	13
Restructuring and impairment related charges	—	—	—	1

Total operating expenses	62	76	64	78

Loss from operations	(5)	(28)	(7)	(30)

Total other income (expense), net	1	(1)	—	(1)

Provision for income taxes	2	1	1	1

Net loss	(6%)	(30%)	(8%)	(32%)

Comparison of the Three and Six Months Ended June 29, 2012 and July 1, 2011

Revenue. Our consolidated revenue was $20.5 million for the three months ended June 29, 2011 as compared to $16.2 million for the three months ended July 1, 2011, an increase of $4.3 million, or 27%.  The increase in revenue was mostly attributable to the revenue growth in our Embedded Security Solutions segment and increased revenue in the wireless market in our Smart Sensor Solutions segment. Our revenue in the Smart Sensor Solutions segment increased by $1.3 million, or 12% for the three months ended June 29, 2012 and our revenue in Embedded Security Solutions segment grew by $3.0 million, or 61% as compared to the same period last year. The increase in Smart Sensor revenue was primarily driven by the growth in the wireless market of $2.6 million driven by the adoption of our newest smart sensors in multiple new wireless platforms in Japan; offset by $1.3 million decline in the PC and government and access control markets. Our revenue in the government and access control market can come from design awards that require large product shipments within one quarter and/or steady product shipped over multiple quarters, therefore quarterly results by customer and product can vary significantly. Our growth in Embedded Security Solutions revenue was mainly attributable to increased licensing revenue from our IP and DRM products and royalties for our Toolkits.

Our consolidated revenue was $38.0 million for the six months ended June 29, 2012 as compared to $31.7 million for the six months ended July 1, 2011, an increase of $6.3 million, or 20%. The increase in revenue was mostly attributable to the higher royalties in hardware IP and content protection products in our Embedded Security Solutions segment and revenue growth in the wireless market in our Smart Sensor Solutions segment. Our Smart Sensor Solutions revenue increased by $1.0 million, or 5% for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011. The increase in Smart Sensor revenue was primarily attributable to the $2.2 million increase in revenue derived from products sold in the wireless market offset by a decline in our PC market revenue of $0.9 million and $0.3 million decreased shipments in our government and access control market. Our growth in Embedded Security Solutions revenue was mainly attributable to increased licensing revenue from our IP and DRM products, royalties for our Toolkits as well as revenue from non-recurring engineering projects.

 Following is an analysis of revenue by reportable segment:

	Three Months Ended			Six Months Ended
	June 29, 2012	July 1, 2011	% Change	June 29, 2012	July 1, 2011	% Change
	(In thousands)			(In thousands)
Smart Sensor Solutions	$12,682	$11,315	12%	$23,121	$22,097	5%
Embedded Security Solutions	7,865	4,896	61%	14,886	9,590	55%
Consolidated	$20,547	$16,211	27%	$38,007	$31,687	20%

Cost of revenue and gross margin. Our cost of revenue was $8.8 million for the three months ended June 29, 2012 as compared to $8.5 million for the three months ended July 1, 2011, resulting in a gross profit of $11.8 million for the three months ended June 29, 2012 as compared to $7.7 million for the three months ended July 1, 2011, an increase of $4.1 million, or 52%. Consolidated gross margin was 57% in the three months ended June 29, 2012 as compared to 48% in the three months ended July 1, 2011.

The Smart Sensor Solutions segment gross margin was 36% in the three months ended June 29, 2012 as compared to 35% in the same time frame last year. The increase in gross margin for the three months ended June 29, 2012 as compared to the same period prior year was primarily driven by higher margin product sales in our wireless market slightly offset by higher labor costs associated with non-recurring engineering costs.

Embedded Security Solutions segment gross margin was 92% in the three months ended June 29, 2012 as compared to 78% in the three months ended July 1, 2011. The increase in gross margin was primarily driven by higher licensing and royalty revenue with low associated costs. The revenue from software licensing fees and royalties contain no or minimal product costs which yield higher profit margin. Cost of goods in the Embedded Security Solutions segment is mostly comprised of the manufacturing costs associated with the integrated circuit chips, amortization expense as a result of acquired amortizable intangible assets and technical support costs. Depending on the revenue partition between hardware and software, profit margin may vary between periods.

Our cost of revenue was $16.2 million for the six months ended June 29, 2012 as compared to $16.5 million for the six months ended July 1, 2011, resulting in a gross profit of $21.8 million for the six months ended June 29, 2012 as compared to $15.2 million for the six months ended July 1, 2011, an increase of $6.6 million, or 43%. Consolidated gross margin was 57% in the six months ended June 29, 2012 as compared to 48% in the six months ended July 1, 2011.

            The Smart Sensor Solutions segment gross margin was 36% in the six months ended June 29, 2012 as compared to 34% in the same time frame last year. The increase in gross margin for the six months ended June 29, 2012 as compared to the same period prior year was primarily driven by higher margin product mix mostly attributable to the products sold in the wireless market offset by higher labor costs associated with non-recurring engineering costs.

The Embedded Security Solutions segment gross margin was 91% in the six months ended June 29, 2012 as compared to 81% in the same timeframe last year. The increase in gross margin was primarily driven by the mix of higher licensing and royalty revenue as compared to lower margin revenue from hardware shipments.

Research and development expenses. Research and development expenses were $6.0 million for the three months ended June 29, 2012 as compared to $6.5 million for the three months ended July 1, 2011, a decrease of $0.5 million, or 8%. Research and development expenses were 29% and 40% of revenue for the three months ended June 29, 2012 and July 1, 2011, respectively. Research and development expenses in the Smart Sensor Solutions segment decreased by $0.7 million mostly due to decrease in labor costs attributable to labor devoted to services for customers . Research and development expenses associated with Embedded Security Solutions segment increased by $0.2 million for the three months ended June 29, 2012 due to increased to labor and personnel related costs primarily attributable to the additional headcount gained as a result of our PeerSec acquisition.

Research and development expenses were $11.8 million for the six months ended June 29, 2012 as compared to $12.4 million for the six months ended July 1, 2011, a decrease of $0.6 million, or 5%. Research and development expenses were 31% and 39% of revenue for the six months ended June 29, 2012 and July 1, 2011, respectively. The decrease was mostly attributable to the decrease in research and engineering costs in our Smart Sensor Solutions segment as a result of lower labor costs due to labor devoted to services for customization of software for customers. Research and development expenses in our Embedded Security Solutions segment remained relatively constant.

Selling and marketing expenses. Selling and marketing expenses were $4.3 million for the three months ended June 29, 2012, as compared to $4.1 million for the three months ended July 1, 2011, an increase of $0.2 million, or 5%. Selling and marketing expenses were 21% and 25% of revenue for the three months ended June 29, 2012 and July 1, 2011, respectively. The increase was primarily attributable to the increase in selling and marketing costs in our Smart Sensor Solutions segment mostly due to higher sales commissions as a result of higher revenue. Selling and marketing expenses in our Embedded Security Solutions segment remained relatively unchanged.

Selling and marketing expenses were $8.2 million for the six months ended June 29, 2012, as compared to $8.1 million for the six months ended July 1, 2011, an increase of $0.1 million, or 1%. Selling and marketing expenses were 22% and 25% of revenue for the six months ended June 29, 2012 and July 1, 2011, respectively. The selling and marketing expenses increased primarily due to higher sales commissions.

General and administrative expenses. General and administrative expenses were $2.4 million for the three months ended June 29, 2012 as compared to $1.7 million for the three months ended July 1, 2011, an increase of $0.7 million, or 40%. General and administrative expenses were 12% and 11% of revenue for the three months ended June 29, 2012 and July 1, 2011, respectively. General and administrative expenses increased by $0.7 million in the Smart Sensor Solutions segment predominately as a result of a merger related outside legal and accounting fees. Please refer to Note 17, Subsequent Events, of our Notes to Consolidated Financial Statements for more information.

General and administrative expenses were $4.2 million for the six months ended June 29, 2012 as well as for the six months ended July 1, 2011, and remained unchanged. General and administrative expenses were 11% and 13% of revenue for the six months ended June 29, 2012 and July 1, 2011, respectively.

Restructuring and impairment related charges. Restructuring charges were none for the three months ended June 29, 2012 as compared to $39,000 for the three months ended July 1, 2011. Restructuring charges were 0% and 0% of revenue for the three months ended June 29, 2012 and July 1, 2011, respectively.

Restructuring and impairment related charges were none for the six months ended June 29, 2012 as compared to $0.3 million for the same time last year. As a result of restructuring activities during six months ended July 1, 2011, we recorded employment termination benefits of $0.3 million and outside legal and accounting fees of $0.1 million. These costs were slightly offset by $0.1 million credit for an obligation that was settled for less than the contractually obligated amount. Restructuring charges were 0% and 1% of revenue for the six months ended June 29, 2012 and July 1, 2011, respectively.

            Other income (expense), net. Other income (expense), net increased by $0.2 million to a net other income of $0.1 million for the three months ended June 29, 2012 mostly attributable to the foreign currency adjustment.

 Other income (expense), net increased by $0.4 million to a net other income of $34,000 for the six months ended June 29, 2012 mostly attributable to the foreign currency adjustment.

Liquidity and Capital Resources

Since our inception, we have financed our growth primarily with funds generated from operations, the issuance and sale of our common and preferred stock and senior secured convertible debt. Our cash, cash equivalents and investments were $25.3 million as of June 29, 2012, an increase of $4.1 million from December 30, 2011. The increase in our cash, cash equivalents and investments as of June 29, 2012 was primarily attributable to the cash generated from operations.

	Six Months Ended
	June 29, 2012	July 1, 2011
	(In thousands)
Consolidated statement of cash flows data:
Purchase of property and equipment	$(679)	$(433)
Cash flows from operating activities	5,201	(11,125)
Cash flows from investing activities	(1,429)	4,667
Cash flows from financing activities	375	48

Operating activities. Net cash provided by operating activities was $5.2 million in the six months ended June 29, 2012. An increase in trade payables of $4.5 million, and increase in deferred revenue of $1.8 million, the results from operations after adjustments for non-cash items such as stock-based compensation and depreciation and amortization of $1.1 million, offset by purchases of inventory products of $1.8 million and increase in trade receivables of $0.4 million contributed to the combined $5.2 million of cash provided by operating activities.

Net cash used in operating activities was $11.1 million in the six months ended July 1, 2011, was primarily due to net operating loss for the period as well as an increase in accounts receivable, purchases of inventory and payments of severance and legal invoices. Operating loss, excluding stock-based compensation, depreciation and amortization expense contributed to $4.4 million of cash used in operating activities, increase in accounts receivable contributed to $1.8 million decrease in cash, payments for inventory, severance and legal fees contributed to $ 0.9 million of cash used and increase in deferred revenue contributed to $1.3 million decrease in cash in the operating activities.

Investing activities. Net cash used in investing activities was $1.4 million in the six months ended June 29, 2012, primarily due to $0.8 million cash used for a restricted cash account required for the foreign currency forward purchases and $0.6 million used for purchases of property and equipment.

Net cash provided by investing activities was $4.7 million in the six months ended July 1, 2011, was mostly attributable to $5.1 million redemption of our short-term investments; offset by $0.4 million used for purchases of property and equipment.

Financing activities. Net cash provided by our financing activities is a result of proceeds received from exercise of stock options for the six months ended June 29, 2012 as well as for the three months ended July 1, 2011.

We believe our $21.3 million of cash and cash equivalents at June 29, 2012 as well as expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months.

Our investment policies are designed to provide liquidity, preserve capital and achieve an acceptable return on invested assets. As of June 29, 2012, our investment portfolio consisted primarily of fixed-income securities. The weighted average maturity is longer than twelve months. We utilize investment vehicles such as auction rate securities.

As of June 29, 2012, $3.2 million of our $3.2 million in long-term investments were comprised of preferred stock and student loan investments with an auction reset feature (“auction rate securities”). The preferred stock is issued by various closed-end mutual funds that invest primarily in common stock and fixed income securities. The student loan backed auction rate security is a state issued note with its underlying student loans being substantially insured by the U.S. government.

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

All of our auction rate securities held at June 29, 2012 had experienced failed auctions. As a result, our ability to liquidate and fully recover the carrying value of our remaining auction rate securities in the near term may be limited or not exist.

We believe that our remaining cash and cash equivalents will be sufficient to support our projected operating requirements over the next twelve months. Our long-term future capital requirements will depend on many factors, including our level of revenue, the timing and extent of spending to support our research and development efforts, the expansion of selling and marketing activities, acquisitions, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing. These additional funds may not be available on terms acceptable to us or at all.

 Contractual Obligations

There were no material changes during the period covered by this report to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2011filed with the SEC on March 9, 2012.

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

Interest rate risk. We had cash, cash equivalents and investments of $25.3 million as of June 29, 2012, which were held for working capital and strategic purposes. The primary objectives of our investment activity are to preserve principal, provide liquidity and achieve an acceptable return without significantly increasing our risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk and reduce exposure, we maintain our portfolio of cash equivalents and short-term and long-term investments in investment grade securities that are primarily of a conservative nature. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a material impact on our results from operations.

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

At June 29, 2012, we held $3.2 million in auction rate securities and consider them inactively traded securities. The rate of interest paid on the auction rate securities is determined at auctions held at pre-determined intervals, usually every seven, 28 or 35 days. If sufficient clearing bids are not made in a particular auction, that can result in the inability to liquidate the asset-backed securities in the auction. All of our auction rate securities held as of June 29, 2012 had experienced failed auctions. There can be no assurance that auctions on the auction rate securities in our investment portfolio will succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the fair value of those auction rate securities may decline even further and we may record additional temporary or other than temporary impairment charges.

Credit ratings and the market for debt securities may continue to worsen which may also require us to record other than temporary impairment charges.  A 10% change in interest rates would not have a material impact in the fair value of our investments.  For more information on fair value assumptions please see Note 4, “Fair Value Measurements and Disclosures”, of the financial statements.

 Item 4.      Controls and Procedures.

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) , which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of June 29, 2012 to provide reasonable assurance of the achievement of these objectives.

Changes in internal controls. There was no change in our internal control over financial reporting during the quarter ended June 29, 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.               Legal Proceedings.

Between July 30, 2012 and August 7, 2012, nine putative class action complaints were filed on behalf of alleged public stockholders of AuthenTec.  Seven of the lawsuits, Lee v. AuthenTec, Inc., et al., Case No. 7735, Perez, v. AuthenTec, Inc., et al., Case No. 7739, Safdeye v. AuthenTec, Inc., et al., Case No. 7741, Hooten v. AuthenTec, Inc., et al., Case No. 7748, Cambareri v. AuthenTec, Inc., et al., Case No. 7751, Dolan v. Ciaccia, et al., Case No. 7754, and Sullivan v. AuthenTec, Inc., et al., Case No. 7756, were filed in the Court of Chancery for the State of Delaware.  Two of the lawsuits, Brown v. AuthenTec, Inc., et al., Case No. 05-2012-CA57589, and Hogan v. AuthenTec, Inc., et al., 05-2012-CA-046127, were filed in the Circuit Court of the Eighteenth Judicial Circuit for Brevard County, Florida.  The defendants include AuthenTec, members of AuthenTec’s board of directors, Apple and Merger Sub.  The lawsuits allege, among other things, that AuthenTec’s directors breached their fiduciary duties in connection with the proposed Merger by failing to maximize stockholder value and that Apple and Merger Sub aided and abetted the various breaches of fiduciary duty.  Among other things, the lawsuits seek to enjoin AuthenTec and its directors from consummating the proposed Merger.

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

Item 1A.               Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2011, which could harm our business and financial results and cause the value of our securities to decline. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

The following additional risks also should be considered:

The pendency of our agreement to be acquired by Apple could have an adverse effect on our business.

On July 26, 2012, we entered the Merger Agreement with Apple, and Merger Sub, providing for the merger of Merger Sub into AuthenTec, with AuthenTec surviving the Merger as a wholly owned subsidiary of Apple. The Merger Agreement was unanimously approved by AuthenTec’s Board of Directors.

The announcement and pendency of the acquisition by Apple could cause disruption in the business, including experiencing (i) the potential loss or disruption of customer, vendor or other commercial relationships prior to the completion of the Merger, including, but not limited to, as a result of the Merger or their potential unwillingness to do business with Apple or (ii) a potential negative effect on our ability to retain management, technical, sales and other key personnel as a result of the announcement of the Merger. Such disruptions may continue to occur until the closing of the Merger.

The Merger Agreement generally requires us to operate our business in the ordinary course of business pending consummation of the Merger, but includes certain contractual restrictions on the conduct of our business. In addition, the pendency of the acquisition by Apple and the completion of the conditions to closing could divert the time and attention of our management.

All of the matters described above, alone or in combination, could materially and adversely affect our business, financial condition, results of operations and stock price.

The failure to complete the Merger could adversely affect our business.

We cannot provide assurance that the Merger will be completed. The closing of the Merger is subject to a number of conditions, some of which are not within our control. If the Merger is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. On July 26, 2012, the last trading day before the announcement of the pending merger, our stock’s closing price was $5.07. On July 27, 2012, following the announcement of the pending merger, our stock’s closing price was $8.42.

In addition, we have become the subject of litigation, and may become subject to additional litigation, challenging the legality of the actions of the board of directors or our executive management in negotiating or approving the Merger Agreement. Such litigation could impair our ability to consummate the Merger and could result in additional expense to AuthenTec whether or not the Merger is consummated. We cannot predict how the failure to consummate the Merger or the additional expense from such litigation may affect our stockholders.

Also, under certain circumstances specified in the Merger Agreement, we may be required to pay Apple a termination fee of $10,950,000. A failed transaction may also result in negative publicity and a negative perception of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of our acquisition by Apple and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, partners, vendors and employees, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the acquisition or merger, if the acquisition or merger is not consummated.

A further description of the Merger Agreement is contained in our Current Report on Form 8-K filed with the SEC on July 27, 2012, and a copy of the Merger Agreement is attached thereto as Exhibit 2.1.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

As part of our initial public offering, on July 2, 2007 we registered 7,500,000 shares of our common stock under Form S-1 (File No. 333-141348), which was declared effective by the SEC on June 26, 2007.

Item 3.                   Defaults upon Senior Securities

None.

Item 4.                   Mine Safety Disclosures

Not applicable.

Item 5.                   Other Information

In recognition of their significant efforts towards the Merger, on August 3, 2012 our Board of Directors approved cash payments of $100,000 to Larry Ciaccia, our Chief Executive Officer,  and $62,500 to each of Philip Calamia, our Chief Financial Officer, Scott Deutsch, our Vice President of Worldwide Sales, Tony Iantosca, our Senior Vice President of Worldwide Operations and Quality, and Frederick Jorgenson, our Vice President, General Counsel and Secretary, less applicable taxes, payable immediately prior to the consummation of the Merger.

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
101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets at June 29, 2012 and December 30, 2011; (ii) the Consolidated Statements of Operations for the three and six month periods ended June 29, 2012 and July 1, 2011; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 29, 2012 and July 1, 2011;  (iv)the Consolidated Statements of Cash Flows for the six months ended June 29, 2012 and July 1, 2011; and (v) the Notes to the Consolidated Financial Statements – submitted herewith pursuant to Rule 406T.

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
Lawrence Ciaccia
Chief Executive Officer
(on behalf of the Registrant and as the Registrant’s Principal Executive Officer)

/s/ Philip Calamia
Philip Calamia
Chief Financial Officer
DATE: August 8, 2012		(as the Registrant’s Principal Financial Officer)